Form 10-Q
period 2005-09-30
Ready Mix, Inc.
filed 2005-11-10
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File No 001-32440
Ready Mix, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of incorporation or organization)	86-0830443 (I.R.S. Employer Identification Number)
3430 East Flamingo Road, Suite 100
Las Vegas, Nevada 89121
(702) 433-2090
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of shares outstanding of each of the registrant’s classes of common stock as of November 9, 2005:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,091,316	$1,424,629
Accounts receivable, net	8,117,940	6,524,504
Inventory	638,872	604,558
Prepaid expenses	924,437	793,017
Deferred tax asset	226,269	555,472

Total current assets	23,998,834	9,902,180
Property and equipment, net	15,578,573	12,503,497
Refundable deposits	141,530	8,108

Total assets	$39,718,937	$22,413,785

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,841,062	$4,043,550
Accrued liabilities	1,609,552	1,246,059
Notes payable	2,637,189	2,550,884
Obligations under capital leases	461,782	440,866
Due to affiliate	21,233	1,379,326
Intercompany income tax allocation payable	—	1,298,367

Total current liabilities	8,570,818	10,959,052
Notes payable, less current portion	5,386,346	4,626,698
Obligations under capital leases, less current portion	374,920	723,918
Deferred tax liability	1,759,826	1,759,826

Total liabilities	16,091,910	18,069,494

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 and 2,025,000 issued and outstanding	3,808	2,025
Additional paid-in capital	17,647,011	497,975
Retained earnings	5,976,208	3,844,291

Total stockholders’ equity	23,627,027	4,344,291

Total liabilities and stockholders’ equity	$39,718,937	$22,413,785

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Revenue	$49,965,790	$44,649,229	$18,708,224	$16,211,008
Revenue — related parties	703,186	108,808	143,314	96,313

Total revenue	50,668,976	44,758,037	18,851,538	16,307,321
Cost of revenue	45,074,022	39,881,655	16,407,852	14,285,153

Gross profit	5,594,954	4,876,382	2,443,686	2,022,168
General and administrative expenses	2,153,774	1,797,976	571,507	609,232

Income from operations	3,441,180	3,078,406	1,872,179	1,412,936

Other income (expense):
Interest income	65,516	15,539	51,266	(8,916)
Interest expense	(191,768)	(189,747)	(60,898)	(52,029)
Other income (expense)	16,192	(23,774)	3,903	(27,070)

	(110,060)	(197,982)	(5,729)	(88,015)

Income before income taxes	3,331,120	2,880,424	1,866,450	1,324,921
Income tax expense	1,199,203	1,080,159	671,922	496,845

Net income	$2,131,917	$1,800,265	$1,194,528	$828,076

Basic net income per common share	$0.94	$0.89	$0.43	$0.41

Diluted net income per common share	$0.93	$0.89	$0.42	$0.41

Basic weighted average common shares outstanding	2,270,417	2,025,000	2,761,250	2,025,000

Diluted weighted average common shares outstanding	2,290,073	2,025,000	2,820,220	2,025,000

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2005	2,025,000	$2,025	$497,975	$3,844,291
Common stock issued during initial public offering (1)	1,782,500	1,783	17,149,036
Net income for the nine months ended September 30, 2005				2,131,917

Balance at September 30, 2005	3,807,500	$3,808	$17,647,011	$5,976,208

(1)	— Additional paid-in capital as reported is net of offering costs, as of September 30, 2005, in the amount of $2,456,681.
The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$49,370,122	$44,386,996
Cash paid to suppliers and employees	(45,892,202)	(40,662,574)
Taxes paid	(2,168,367)	—
Interest received	65,516	15,539
Interest paid	(191,768)	(189,747)

Net cash provided by operating activities	1,183,301	3,550,214

Cash flows from investing activities:
Purchase of property and equipment	(2,496,214)	(1,014,670)
Proceeds from sale of property and equipment	—	60,000

Net cash used in investing activities	(2,496,214)	(954,670)

Cash flows from financing activities:
Proceeds from the issuance of common stock	17,747,900	—
Offering costs from the issuance of common stock	(597,081)	—
Received from (repayment of) due to affiliate	(1,358,093)	141,595
Proceeds from notes payable	543,598	68,570
Repayment of notes payable	(2,028,642)	(1,259,507)
Repayment of capital lease obligations	(328,082)	(447,839)

Net cash provided by (used in) financing activities	13,979,600	(1,497,181)

Net increase in cash and cash equivalents	12,666,687	1,098,363
Cash and cash equivalents at beginning of period	1,424,629	300,667

Cash and cash equivalents at end of period	$14,091,316	$1,399,030

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,131,917	$1,800,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,752,135	1,122,610
Intercompany income tax allocation payable	(1,298,367)	1,080,159
Loss on sale of property and equipment	—	31,545
Deferred taxes, net	329,203	—
Provision for doubtful accounts	(278,390)	(128,894)
Changes in operating assets and liabilities:
Accounts receivable	(1,315,046)	(378,812)
Prepaid expenses	(131,420)	(158,218)
Inventory	(34,314)	112,981
Refundable deposits	(133,422)	55,102
Accounts payable	(202,488)	(184,401)
Accrued liabilities	363,493	197,877

Net cash provided by operating activities	$1,183,301	$3,550,214

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our Prospectus filed on Form S-1. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2005, and the results of our operations and cash flows for the periods presented. The December 31, 2004 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months or three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Ready Mix, Inc. (the “Company”), was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the states of Nevada and Arizona. The Company began operations in March 1997.
     Revenue Recognition:
          The Company recognizes revenue on the sale of its concrete and aggregate products at the time of delivery.
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.
          On June 15, 2005, the Board of Directors authorized an increase in the number of common stock shares the Company could issue to 15,000,000 and an 810 for one stock split, thereby increasing the number of issued and outstanding shares to 2,025,000. All references in the accompanying financial statements to the number of common shares and per share amounts for September 30, 2005 and 2004 have been restated to reflect the 810 for one stock split.
          On January 28, 2005, the Board of Directors authorized a change in the par value of the Company’s common stock from a no par value to $.001 par value. All references in the accompanying financial statements to the par value and any additional paid in capital in excess of par for September 30, 2005 and 2004 have been restated to reflect the change in par value.
          On January 28, 2005, the Board of Directors granted the Company the ability to issue 5,000,000 shares of preferred stock, $.001 par value. All references in the accompanying financial statements to the preferred stock as of September 30, 2005 and 2004 have been restated to reflect the ability to issue 5,000,000 shares of preferred stock.
          On August 24, 2005, the Company issued 1,782,500 shares of its common stock, $.001 par value, through its initial public offering.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock Option Expense:
          In January 2005, the Company adopted the 2005 Equity Incentive Plan providing for the granting of both qualified incentive stock options and non-qualified stock options. The Company has reserved 675,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to officers, directors, employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are 5 years and the amount of underlying stock granted under each stock option agreement may be exercised as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the day of grant.
          All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the nine months ended September 30, 2005 and 2004. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the nine months ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts presented below:

	Nine months ended
	September 30,
	2005	2004
Net income, as reported	$2,131,917	$1,800,265
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(72,657)	—

Pro forma net income	$2,059,260	$1,800,265

Basic net income per common share
As reported	$0.94	$0.89
Pro forma	0.91	0.89

Diluted net income per common share
As reported	$0.93	$0.89
Pro forma	0.90	0.89
          The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2005: expected life of options of 3 years, expected volatility of 21.4%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2005 was approximately $1.95. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements:
          During May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on the Company’s financial position or results of operations.
2. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2005 and 2004, the Company financed the purchase of property and equipment in the amounts of $2,330,997 and $3,595,498, respectively.
          During the nine months ended September 30, 2004, the Company refinanced a capital lease obligation in the amount of $1,131,515.
3. Notes Payable:
          Notes payable consists of the following:

	September 30,	December 31,
	2005	2004
Note payable, variable interest rate was 6.75% at September 30, 2005, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$24,726	$61,815

6.65% note payable, with monthly payments of $25,515, due January 18, 2005, collateralized by equipment	—	25,374

6.90% note payable, with monthly payments of $10,238, due March 1, 2005, collateralized by equipment	—	20,301

	$24,726	$107,490

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
3. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	September 30,	December 31,
	2005	2004
Total from previous page	$24,726	$107,490

7.58% note payable, with monthly payments of $2,641, due July 11, 2005, collateralized by equipment	—	17,637

6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	6,331	12,355

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	15,495	18,954

Note payable, variable interest rate was 8.00% at September 30, 2005, with monthly principal payments of $61,458 plus interest, due December 31, 2007, collateralized by all assets of the Company	1,650,108	2,203,233

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	6,629	10,138

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	66,186	78,841

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	30,131	35,892

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	540,451	559,069

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	376,035	388,858

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	38,094	55,237

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	310,001	389,699

5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	406,223	908,928

	$3,470,410	$4,786,331

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
3. Notes Payable (Continued):
     Notes payable consists of the following (Continued):

	September 30,	December 31,
	2005	2004
Total from previous page	$3,470,410	$4,786,331

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	310,991	320,639

8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	108,038	293,104

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	26,701	30,684

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	771,145	1,003,838

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	570,759	742,986

5.90% notes payable, with combined monthly payments of $5,322 due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	245,592	—

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	178,599	—

Note payable, variable interest rate was 8.00% at September 30, 2005, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,757,143	—

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	528,498	—

6.85% notes payable, with combined monthly payments of $1,098 due September 28, 2010, collateralized by vehicles	55,659	—

	8,023,535	7,177,582
Less: current portion	(2,637,189)	(2,550,884)

	5,386,346	4,626,698

     Following are maturities of the long-term debt for each of the next seven years:

2006	$2,637,189
2007	2,136,048
2008	1,064,316
2009	1,419,513
2010	295,040
2011	257,143
2012	214,286

$8,023,535

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
4. Commitments:
     During the nine months ended September 30, 2005, the Company leased various pieces of equipment and vehicles with a combined monthly payment of $66,793. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2005 for each of the next five years are:

2006	$761,566
2007	705,636
2008	705,636
2009	705,636
2010	256,635

$3,135,109

     During the nine months ended September 30, 2005, the Company entered into three-year employment agreements with two of its key employees that provide for an annual salary and various other benefits and incentives. As of September 30, 2005 the total commitments, excluding benefits and incentives, amount to approximately $553,000.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2005.
Legal proceedings:
     Meadow Valley Corporation’s subsidiary, Meadow Valley Contractors, Inc., has been named in two civil actions filed in Nevada District Court, Clark County, Nevada as a result of a fatal traffic accident involving a truck driven by one of Ready Mix, Inc.’s employees. The first complaint, Case No. A485620, was filed on April 14, 2004 and is a civil action titled Shotzie Thomas, individually and as Administratrix of the Estate of Emberly Thomas, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas and Does I-X and Roes I-X. The second complaint, Case No. A490720, was filed August 19, 2004 and is a civil action titled Arthur M. Hoolmalu, individually and as Special Administrator of the Estate of Tulare M. Adams, deceased, and Sandra K. Adams and Michael Adams, dependent parents, vs. Duward Leslie Vernon, Meadow Valley Contractors, Inc. d/b/a Meadow Valley Contractors, Lawrence M. Thomas, American Family Insurance Company and Does I-X and Roes I-X. The complaint seeks damages from Meadow Valley for losses suffered by the plaintiffs as a result of the accident. In March 2005, the estate of Emberly Thomas settled for an undisclosed amount which was paid by Meadow Valley’s insurance company. In August 2005, the estate of Tulare M. Adams settled for an undisclosed amount which was paid by Meadow Valley’s insurance company.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
5. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	2,270,417	2,025,000	2,761,250	2,025,000
Dilutive effect of:
Stock options	19,656	—	58,970	—

Weighted average common shares outstanding assuming dilution	2,290,073	2,025,000	2,820,220	2,025,000

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months and three months ended September 30, 2005 and 2004 the Company had no anti-dilutive common stock equivalents.
     The Company’s diluted net income per common share for the nine months and three months ended September 30, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 232,875 shares of common stock at $11.00.
     The Company’s diluted net income per common share for the nine months and three months ended September 30, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period as no options to purchase common stock were outstanding.
6. Income Taxes:
     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating our tax positions.
     The effective income tax rate of 36% for the nine months and three months ended September 30, 2005 differed from the statutory rate, due primarily to state income taxes.
     The effective income tax rate of 37.5% for the nine months and three months ended September 30, 2004 differed from the statutory rate, due primarily to state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Ready Mix, Inc. that are based on current expectations, estimates, forecasts, and projections as well as the beliefs and assumptions of Ready Mix, Inc.’s management. Words such as “outlook”, “believes”, “expects”, “appears”, “may”, “will”, “should”, “anticipates” or the negative thereof or comparable terminology, are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to those discussed in our Prospectus on Form S-1 under the section entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” subsection “Quantitative and Qualitative Disclosures About Market Risk”. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Ready Mix, Inc. undertakes no obligation to revise or update publicly any forward-looking statements for any reason.
General
     The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.
     We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, we supply rock and sand for our Las Vegas area ready-mix plants. The quarry supplies all of our sand and approximately 60% of the coarse aggregate requirements of our Nevada operations. Also at our quarry we manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. In the Phoenix metropolitan area, both of our existing ready-mix plants are currently supplied rock and sand from third parties.
Overview
     We completed our initial public offering in August 2005, raising approximately $17 million, net of expenses, targeted for use in expanding our ready-mix concrete production and distribution capabilities. These expansion plans, to be implemented over the next twenty-four months, are designed to provide us with the ability to meet the needs of our existing customer base and to fund future growth in our core metropolitan markets of Las Vegas, Nevada and Phoenix, Arizona.
     Our revenue for the nine months ended September 30, 2005 grew over 13% while at the same time our net income has grown over 18% when compared to the nine months ended September 30, 2004.
     Our Company and the ready-mix industry in general, continue to face rising costs for fuel and raw materials as well as occasional spot shortages of cement. We have been able to pass through rising raw material and transportation costs to our customers by increasing our average sales price and adding fuel surcharges. We have mitigated occasional cement shortages by increasing our capacity to transport and store cement. We also strive to maintain cement supply arrangements with numerous suppliers in order to minimize the impact that any one supplier may have on our ability to obtain cement.
     We have noticed the volume of residential activity in our markets, which represent approximately 50% of our ready-mix concrete sales, slowing minimally. The approximate 4% decline in volume of units we have sold year to date, when compared to the same period of last year, is mostly attributable to weather impacts early in the year and the general slowdown of the residential market. We believe that the recent slowing in residential development is healthy and will help sustain reasonable long-term growth. Our sales force is continually adjusting our mix of customers to maintain a balance between the construction industry sectors which helps to minimize the impact any one sector may have on our business.

Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited financial statements and notes thereto included in our Prospectus on Form S-1 for the year ended December 31, 2004. We believe our most critical accounting policies are the collectibility of accounts receivable, the valuation of property, plant and equipment and estimating income taxes.
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2005 and December 31, 2004 amounted to $258,434 and $536,824, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The decrease in the provision for bad debt for the nine months ended September 30, 2005 represented a reduction in the percentage applied to certain revenue and no write-offs during the nine months ended September 30, 2005. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair approximately 95% of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
     We also review our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2005, the Company had total deferred tax assets of $.2 million with no valuation allowance and total deferred tax liabilities of $1.8 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income. If we were to incur substantial tax losses for a number of years, the net operating loss carryforwards against which we have not recorded a valuation allowance could expire without being utilized resulting in an increased tax expense in the period in which we believe it is more likely than not that the carryforwards will not be realized.
     Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority would require us to amend a prior years tax return we would record the increase or decrease in our tax obligation in the period in which it is more likely than not to be realized.
Results of Operations
     The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated:

	Nine months ended				Three months ended
	September 30,				September 30,
	2005		2004		2005		2004
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue	$49,966	98.6%	$44,649	99.8%	$18,708	99.2%	$16,211	99.4%
Related party revenue	703	1.4%	109	0.2%	144	0.8%	96	0.6%

Total revenue	50,669	100.0%	44,758	100.0%	18,852	100.0%	16,307	100.0%

Gross profit	5,595	11.0%	4,876	10.9%	2,444	13.0%	2,022	12.4%
General and administrative expenses	2,154	4.2%	1,798	4.0%	572	3.0%	609	3.7%

Income from operations	3,441	6.8%	3,078	6.9%	1,872	10.0%	1,413	8.7%
Interest income	66	0.1%	16	0.0%	51	0.3%	(9)	-0.1%
Interest expense	(192)	-0.4%	(190)	-0.4%	(61)	-0.3%	(52)	-0.3%
Income tax expense	(1,199)	-2.4%	(1,080)	-2.4%	(672)	-3.6%	(497)	-3.0%

Net income	$2,132	4.2%	$1,800	4.0%	$1,195	6.3%	$828	5.1%

Depreciation and amortization	1,752	3.5%	1,123	2.5%	601	3.2%	450	2.8%
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004
     Revenue. Revenue improved 13.2% to $50.7 million for the nine months ended September 30, 2005, which we refer to as “interim 2005,” from $44.8 million for the nine months ended September 30, 2004, which we refer to as “interim 2004.” The improved revenue resulted from an 18.0% increase in the average unit sales price, offset by, a 4.4% decrease in sales of cubic yards of concrete, which we refer to as “units.” The increase average sales price reflects our ability to pass our additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the interim 2005 was primarily due to our customer’s projects delayed in the permitting and approval process, a slight general slowing in the residential markets and wet weather conditions during January and February reducing our ability to deliver material to our customers and our customers’ ability to place the material. We provide ready-mix concrete to our related parties. Revenue from related parties for interim 2005 was $.7 million representing 1.4% of total revenue compared to $.1 million representing .2% of total revenue in interim 2004. Location of the project, type of product needed and the availability of product and personnel are factors which are considered when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material. We anticipate additional material price increases and additional transportation costs associated with those materials during 2005 and 2006. However, we believe we will be able to pass through the increase in the cost of our raw materials to our customers. During interim 2005 we have added an additional 22 mixer trucks.
     Gross Profit. Gross profit increased by 14.7% to $5.6 million for interim 2005 from $4.9 million for interim 2004 and gross margins, as a percent of revenue, increased to 11.0% in interim 2005 from 10.9% in interim 2004. Our gross profit margin can be affected by a variety of factors including, customers’ construction schedules, weather conditions and availability of raw materials. The increase in gross profit and gross margin during interim 2005 was primarily the result of the increase in our average unit sales price. The increase in the average unit sales price reflects our ability to pass on additional costs to our customers, such as raw materials and transportation of those materials. However, a slight decrease in our unit volume of sales necessitated the distribution of our fixed costs over the decreased unit volume of sales, thereby offsetting a portion of the improved margin resulting from the price increase.

     Depreciation and Amortization. Depreciation and amortization expense increased $.6 million, or 56.1%, to $1.8 million for interim 2005 from $1.1 million in interim 2004. The increase resulted from the additional plant, equipment and vehicles we placed in service during the interim 2005 and the 4th quarter of 2004.
     General and Administrative Expenses. General and administrative expenses increased to $2.2 million for interim 2005 from $1.8 million for interim 2004. The increase resulted primarily from a $.5 million in administrative salaries, wages, bonuses, related payroll taxes and benefits, and an administrative service fee related to the Administrative Services Agreement with Meadow Valley in the amount of $.2 million, offset by a $.5 million decrease in bad debt expense attributable to an improvement in the average age of receivables and historic collection rates. In addition, it is expected that public company expenses, primarily communications with our shareholders, printing, legal and accounting fees, will amount to approximately $.4 million per year.
     Interest Income and Expense. Interest income for interim 2005 increased to $.07 million from $.02 million for interim 2004 resulting primarily from an increase in invested cash reserves. Interest expense for interim 2005 was unchanged when compared to interim 2004 at $.19 million. Interest expense directly related to equipment is expensed as a cost of the equipment and is included in the cost of revenue. We intend to supplement the proceeds of the public offering of our common stock with additional borrowings which will increase interest expense in future periods.
     Income taxes. The income tax provision for interim 2005 was $1.2 million compared to an income tax provision of $1.1 million for interim 2004 due to an increase in pre-tax income, offset by a slight decrease in the effective rate in interim 2005 when compared to interim 2004. Any difference between the amount of the tax provision in any given period and actual cash outlay in that same period were subject to the terms of a tax sharing agreement between us and Meadow Valley. During interim 2005, we paid Meadow Valley a cash tax payment in connection with our tax obligation. The tax sharing agreement became void as of August 24, 2005 when Meadow Valley’s ownership of Ready Mix, Inc. was reduced to approximately 53% as a result of our public offering. We anticipate making regular tax payments directly to the taxing authorities in the future.
     Net Income. Net income improved 18.4% to $2.1 million for interim 2005 from $1.8 million for interim 2004.
Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004
     Revenue. Revenue improved 15.6% for the three months ended September 30, 2005, which we refer to as “3rd quarter 2005,” to $18.9 million compared to $16.3 million for the three months ended September 30, 2004, which we refer to as “3rd quarter 2004.” The increase in revenue was the result of an increase of 16.4% in the average unit sales price, offset by a decrease of 1.8% in the volume of units sold in 3rd quarter 2005 when compared to 3rd quarter 2004. The increase in average sales price reflects our ability to pass additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the 3rd quarter 2005 was primarily due to a general slowdown in the residential market and our customer’s projects delayed in the permitting and approval process. Revenue from related parties for 3rd quarter 2005 was $.1 million representing .8% of total revenue compared to $.1 million representing .6% of total revenue in interim 2004. Future sales to related parties could increase or decrease in any given period, but are not anticipated to be material. During 3rd quarter 2005 we did not increase our mixer truck fleet.
     Gross Profit. Gross profit increased to $2.4 million for 3rd quarter 2005 from $2.0 million for 3rd quarter 2004 and gross margin, as a percent of revenue, increased to 13.0% in 3rd quarter 2005 from 12.4% in 3rd quarter 2004. The increase in our gross profit margin during 3rd quarter 2005 was the result of an increase in the average unit sales price, offset by the disbursement of our fixed costs, consistent with the prior period, which were spread over a slightly lower volume of unit sales when compared to 3rd quarter 2004.
     Depreciation and Amortization. Depreciation and amortization expense increased $.2 million, or 33.6%, to $.6 million for 3rd quarter 2005 from $.4 million in 3rd quarter 2004. The increase resulted from the additional plant, equipment and vehicles we placed in service during the interim 2005 and the 4th quarter of 2004.
     General and Administrative Expenses. General and administrative expenses were unchanged for 3rd quarter 2005 when compared to 3rd quarter 2004 at $.6 million. Although general and administrative expenses were relatively flat we noted an increase of $.3 million in employee compensation expense, an increase of $.1 million in the administrative service fee to Meadow Valley, offset by a decrease of $.4 million in bad debt expense attributable to an improvement in the average age of receivables and historic collection rates.

     Interest Income and Expense. Interest income for 3rd quarter 2005 increased to $.05 million representing a $.6 million increase over 3rd quarter 2004 resulting primarily from an increase in invested cash reserves obtained through the public offering. Interest expense for 3rd quarter 2005 in the amount of $.06 million was relatively unchanged when compared to 3rd quarter 2004 at $.05 million.
     Income Taxes. The increase in the income tax provision for 3rd quarter 2005 to $.7 million compared to an income tax provision of $.5 million for 3rd quarter 2004 was due to an increase in the pre-tax income during 3rd quarter 2005. The difference between the amount of the tax provision and the actual cash outlay is due to the anticipated utilization of our net operating loss carry-forward.
     Net Income. Net income improved 44.3% to $1.2 million for 3rd quarter 2005 from $.8 million for 3rd quarter 2004.
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Our largest provider of financing has been The CIT Group/Equipment Financing, Inc. also referred to as “CIT.” We believe the proceeds from the offering and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this quarterly report.
     In December 2003, we elected to allow our fully drawn pre-existing line of credit with CIT to convert into a term agreement. The interest rate is Chase Manhattan Bank’s prime, plus 1.25% requiring equal monthly principal payments of $61,458 plus interest through December 31, 2007. As of September 30, 2005 the balance due under this term agreement was $1.65 million, and the interest rate was 8.0%. The term agreement is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth. As of September 30, 2005, Meadow Valley was compliant with the covenants. We are currently in communication with CIT to amend the covenants of the agreement to exclude Meadow Valley and its assets from our debt obligations.
     We are also currently negotiating with CIT to implement a line of credit for working capital and a separate line of credit for equipment financing and the possible refinancing of the term debt mentioned above. Our intended purpose of the working capital line of credit is to become independent from Meadow Valley for cash advances and we plan on using the equipment line of credit for the additional capital expenditures discussed below. We do not intend to request financing either from or through Meadow Valley for any equipment purchases in the future.
     Over the next 24 months, we intend to expand our operations by adding two additional ready-mix production plants, in addition to the one plant added during 2005, purchasing related production plant equipment and completing site improvements at each of the new sites, which we anticipate using $5.5 million from the proceeds of the offering and financing the balance utilizing the equipment line of credit currently being negotiated with CIT. We also intend to lease 38 mixer trucks in addition to the 22 trucks already leased this year.
     In July 2005, we acquired the rights to a material purchase contract and mining water rights in the northwest Las Vegas area, which we intend to utilize for the manufacturing and production of raw materials and ready-mix concrete. This $2.3 million acquisition was financed with a $1.8 million note payable with an interest rate of prime plus one and one-half percent. We anticipate production of raw materials and ready-mix concrete from this location during the first quarter ending March 31, 2006.
     In August 2005, we acquired the rights to a material purchase contract in northwest Arizona, which we will use to service the Las Vegas area as well as the local market. We also intend to utilize this location for the manufacturing and production of raw materials and a future ready-mix concrete production site.
     We are currently in negotiations to lease a site in the Southwest Phoenix metropolitan area to locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the southwest Las Vegas metropolitan area, was completed in October and began operations in November 2005.

     As a result of the expansion efforts we have already executed, we have entered into additional debt, capital lease and operating lease obligations which, in turn, have increased our fixed minimum monthly payments. To date we have not been impacted by this increase in our fixed minimum monthly payment as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in the coming year, but cannot assure that cash inflow from operations will be adequate to provide for the cash outflow needed to service all obligations for our expansion efforts.
     The following table sets forth for the nine months ended September 30, 2005 and 2004, certain items from the condensed statements of cash flows.

	Nine months ended
	September 30,
	2005	2004
	(Unaudited)
	(dollars in thousands)
Cash flows provided by operating activities	$1,183	$3,550
Cash flows used in investing activities	(2,496)	(955)
Cash flows provided by (used in) financing activities	13,980	(1,497)
     Cash provided by operating activities during interim 2005 of $1.2 million represents a $2.4 million decrease from the amount provided by operating activities during interim 2004. The decrease was primarily due to the payment of our intercompany income tax obligation to Meadow Valley in the amount of $2.4 million.
     Cash used in investing activities during interim 2005 of $2.5 million represents a $1.5 million increase from the amount used in investing activates during interim 2004. Investing activities during interim 2005 was due primarily to capital expenditures of $2.5 million. Investing activities during interim 2004 was primarily $1.0 million in capital expenditures.
     Cash provided by financing activities during interim 2005 of $14.0 million represents a $15.5 million increase from the amount used in financing activities during interim 2004. Financing activities during interim 2005 included the receipt of proceeds from the issuance of common stock, our initial public offering, in the amount of $17.2 million, net of selling expense, proceeds received from notes payable in the amount of $.5 million, offset by the repayment of notes payable and capital leases of $2.4 million and $1.4 million repaid to Meadow Valley. Financing activities during interim 2004 included the repayment of notes payable and capital lease obligations of $1.7 million, offset by the receipt of $.1 million in loan proceeds and advances from Meadow Valley in the amount of $.1 million.
Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at September 30, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations

Long-term debt	$8,023	$2,637	$3,200	$1,715	$471
Interest payments on long-term debt (1)	1,116	441	477	164	34
Capital lease obligations	885	500	385	—	—
Operating leases	6,139	2,034	2,977	1,128	—
Purchase obligations	5,654	1,302	2,478	1,874	—
Other long term liabilities (2)	1,411	501	844	66	—

Total contractual obligations	$23,228	$7,415	$10,361	$4,947	$505

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.55% per annum. We do not assume an increase in the variable interest rate. See Note 3—“Notes payable” in the accompanying financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $127,000 and $110,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
Recent Accounting Pronouncements
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our financial position or results of operations.
Website Access
     Our website address is www.readymixinc.com. On our website we make available, free of charge, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to Beneficial Ownership of Securities, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. In addition, we have also posted our code of ethics. The information on our website is not incorporated into, and is not part of, this report.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate market risk.
     We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and do not currently use financial instruments to hedge commodity prices.
     Our operations are likely to be affected by the level of general construction activity, including the level of interest rates and availability of funds for construction projects. A significant decrease in the level of general construction activity in any of the metropolitan areas which we service may have a material adverse effect on our sales and earnings.
     Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the condensed balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.

     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2005. Assuming a 100 basis point increase in the prime interest rate at September 30, 2005 the potential increase in the fair value of our debt obligations would have been approximately $.02 million at September 30, 2005. See Note 3—“Notes payable” in the accompanying September 30, 2005 financial statements.
Item 4. Controls and Procedures
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Registrant in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     For information about litigation involving us, see note 4 to the condensed financial statements in Part I of this report, which we incorporate by reference into this Item 1.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company registered and sold 1,782,500 shares of Common Stock, par value $0.001 (the “Shares”) on registration statement No. 333-122754 at an aggregate offering price of $19,607,500 (or $11.00 per share), which was declared effective on August 24, 2005 (the “Offering”).
     The co-managing underwriters of the Offering were Ladenburg Thalmann & Co. Inc. and Wunderlich Securities, Inc.
     Through September 30, 2005, the Company incurred the following expenses in connection with the Offering:

Underwriting discount and commissions	$1,909,600
Registration, filing and listing fees	51,098
Printing costs	190,084
Legal fees and expenses	160,423
Accounting fees and expenses	131,712
Miscellaneous	13,764

Total expenses	$2,456,681

     The net offering proceeds to the Company after deducting the total expenses above, as of September 30, 2005, were $17,150,819.

     The Company’s use of proceeds through September 30, 2005 conformed to the intended use of proceeds described in the Company’s prospectus related to the Offering. The Company’s intended use of proceeds as stated in its prospectus was the repayment of all amounts due to Meadow Valley, purchase of plant, equipment and land and for general corporate purposes.
     The table below represents the use of proceeds through September 30, 2005:

(dollars in thousands)
Repayment of debt to Meadow Valley	$2,042
Repayment of intercompany income tax allocation payable	2,168
Purchase of plant, equipment and land	963
Working capital	5,867

Total expenditures	$11,040

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
     Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READY MIX, INC.
(Registrant)

By	/s/ Bradley E. Larson

Bradley E. Larson
Chief Executive Officer

By	/s/ Clint Tryon

Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)