Form 10-K
period 2005-12-31
Ready Mix, Inc.
filed 2006-03-30
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3430 East Flamingo Road Suite 100, Las Vegas, NV (Address of principal executive offices)	89121 (Zip Code)
Registrant’s telephone number, including area code: (702) 433-2090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	American Stock Exchange
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule
12b-2 of the Exchange Act).
Large accelerated filer  ☐;           Accelerated filer  ☐;           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $0.
On March 13, 2006, there were 3,807,500 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Parts II and III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2005.

READY MIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

i

PART I
Item 1. Business
About Ready Mix, Inc.
     Ready Mix, Inc. (“Company,” “Ready Mix,” “RMI,” “we,” “us” and “our”), based in Las Vegas, Nevada, is engaged in the construction industry as a supplier of construction materials. We provide ready mix concrete, sand and gravel products to contractors. We have operations in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas.
Special Note Regarding Forward Looking Statements
     This Annual Report on Form 10-K and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Annual Report on Form 10-K or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
2005 Highlights
     We obtained various mining and water rights to a site northwest of Las Vegas that we call Lee Canyon. In addition to a material purchase agreement with the Bureau of Land Management (“BLM”) for 40 acres, we acquired eleven more mining claims for 40 acres each and water rights for 300 acre-feet. We are preparing to crush, screen and wash sand and gravel at this location and began operating within the first quarter of 2006. We have also moved the portable ready-mix batch plant that was previously located at the Henderson site to this location and plan to erect the plant during the second quarter of 2006.
     In the latter part of 2005, we acquired sand and gravel mining rights at Detrital Wash, located approximately 25 miles southeast of the Arizona-Nevada border. We mine this property under a material purchase agreement with the BLM. This property is a small sand and gravel operation and will only marginally contribute to our operations at the present. When the Hoover Dam bypass project is complete, which will realign highway US 95, access to the Las Vegas area will be improved and we would expect sales activity in this area to increase.

     Twenty-two additional ready-mix trucks were added to our fleet during 2005 bringing the total number of trucks operated by us to 146.
     On August 24, 2005, we completed an initial public offering of 1,782,500 shares of our common stock at a per share price of $11.00, including 232,500 shares to cover over-allotments.
     We initiated operations at our Gary plant in Las Vegas during the fourth quarter of 2005.
     We obtained a new credit facility with CIT Construction of Tempe, AZ in the fourth quarter of 2005. The facility includes a $10 million capital expenditure commitment and a $5 million revolving line of credit, a portion of which was used to retire approximately $1.5 million of term debt.
Our Business
     Since 1997, our operations have consisted principally of formulating, preparing and delivering ready-mix concrete to the job sites of our customers. We provide services to reduce our customers’ overall construction costs by lowering the installed, or in-place, cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs configured to meet our customers’ needs.
     We currently operate two ready-mix concrete plants in the metropolitan Phoenix, Arizona area, two ready-mix concrete plants in the metropolitan Las Vegas, Nevada area, a ready-mix plant in Moapa, Nevada, a sand and gravel crushing and screening facility in Moapa, which provides raw materials for our Las Vegas and Moapa ready-mix concrete plants, and a crushing and screening plant located in the northwest corner of Arizona, about 40 miles west of Kingman, Arizona, which services our customers in Las Vegas, Nevada and the northwestern corner of Arizona.
     Prior to the completion of our public offering, we had been funded, owned and controlled by Meadow Valley Corporation (“Meadow Valley”). As a provider of construction services in the heavy construction sector, Meadow Valley has purchased a small amount of our products for its construction projects. Purchases for the year ended December 31, 2005, 2004 and 2003 amounted to $.68 million, $.47 million and $.14 million, respectively. Our business is not dependent upon Meadow Valley.
     For the years ended December 31, 2005, 2004 and 2003, our revenue was $67.7 million, $59.1 million and $44.1 million, respectively. Our revenue mix is comprised of the following:

	December 31*,
	2005	2004	2003
Commercial and industrial construction	28%	34%	21%
Residential construction	55%	47%	66%
Street and highway construction and paving	7%	5%	3%
Other public works and infrastructure construction	10%	14%	10%

	100%	100%	100%

*	Percentages are approximate.
Business Strategy
     Our objective is to expand the geographic scope of our operations, initially within the metropolitan areas of Las Vegas, Nevada and Phoenix, Arizona, to become a leading value-added provider of ready-mix concrete and related services in each market. We plan to achieve this objective by:
•	increasing our operating assets and marketing presence within our two metropolitan markets we currently serve;

•	expanding beyond the metropolitan areas of our two existing markets, but initially within the states of Nevada and Arizona; and

•	continuing our existing operating strategy aimed at increasing revenue growth and market share, achieving cost efficiencies and enhancing profitability.
     We intend to continue to manage our operations on a relatively decentralized basis to allow the local management within our state markets to focus on their existing customer relationships and local strategy. Our executive management team is responsible for executing our company-wide strategy, including execution and integration and initiating and overseeing operational improvements.
Increasing Our Operating Assets and Marketing Presence within Our Two Existing Metropolitan Markets
     We intend to use a substantial portion of the proceeds of our initial public offering to build two ready-mix concrete plants in the Phoenix metropolitan area and one in the Las Vegas metropolitan area. We will also acquire an adequate number of trucks to service each plant constructed. Finally, we will expand our marketing staff in order to compete for business in both metropolitan markets.
Expanding Beyond the Metropolitan Areas of Our Two Existing Markets
     We will seek to enter new geographic sub-markets initially within the Phoenix and Las Vegas metropolitan areas. These markets will likely be located at the outer edges of the two metropolitan markets, but at a sufficient distance from these metropolitan markets so as to require the development of newer plants to service job sites in these areas.
Continuing Our Existing Operating Strategies
     We intend to continue to implement an operating strategy which we believe will (1) increase revenue and market share through increased marketing and sales initiatives and enhanced operations and (2) achieve further cost efficiencies.
     Increasing Marketing and Sales Initiatives and Enhancing Operations. Our basic operating strategy will continue to emphasize the sale of value-added product to customers who are more focused on reducing their installed, or in-place, concrete costs than on the price per cubic yard of the ready-mix concrete they purchase. Key elements of this service-oriented strategy include:
•	developing additional local-level marketing and sales expertise;

•	establishing company-wide quality control improvements;

•	developing and implementing training programs that emphasize successful marketing, sales and training techniques and the sale of high-margin concrete mix designs; and

•	investing in computer and communications technology at each of our locations to improve purchasing, accounting, load dispatch, delivery efficiency and reliability and customer relations.
     Achieving Cost Efficiencies and Enhancing Profitability. We will continue to seek to reduce our operating expenses by eliminating duplicative administrative functions and consolidating other functions between our various plants and facilities. In addition, we believe that, as we increase in size, we should experience reduced costs as a percentage of revenue in such areas as:
•	materials procurement;

•	purchases of mixer trucks and other equipment, spare parts and tools;

•	vehicle and equipment maintenance;

•	equipment financing terms;

•	employee benefit plans; and

•	insurance and other risk management programs.

Market Overview
     According to the National Ready Mix Concrete Association the annual usage of ready-mix concrete in the United States is approximately 400 million cubic yards, or $30 billion. The total concrete market closely mirrors the trends of the total cement market and total construction market. In 2005, total construction put in place was valued at $1.1 trillion, a 7% increase over the previous year. According to Fails Management Institute, a leading construction industry consulting firm also known as FMI, construction put in place will continue to grow year over year at approximately the same rate of 7-9%. The residential construction sector, a key metric of ready-mix concrete demand, grew 8% in 2005 and FMI projects this sector will grow 6% in 2006. Despite this slight decrease in projected growth in residential housing, the Company believes increases in both the commercial and public work sectors should provide continued momentum in the construction market. Historically, the use of ready-mix concrete can roughly be segregated into the various sectors of the construction market as follows:

Commercial and industrial construction	22%
Residential construction	31%
Street and highway construction and paving	32%
Other public works and infrastructure construction	15%

100%

     Because our business currently focuses primarily in Arizona and Southern Nevada, certain demographic drivers, such as population growth, have a significant impact on the local construction market. According to the U.S. Census Bureau, Arizona now ranks amongst the top ten most populous states in the U.S. On a percentage basis, the Census Bureau ranks Nevada and Arizona #1 and #2, respectively, in estimated population growth between 2000 and 2030. By 2030, Nevada is predicted to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%. More specifically, the population of Las Vegas has increased 250% in the past 25 years and the Phoenix metropolitan area increased 132% from 1980 to the present.
     Ready-mix concrete is a versatile, low-cost manufactured material that the construction industry uses in substantially all of its projects. It is a stone-like compound that results from combining fine and coarse aggregates, such as sand, gravel and crushed stone, with water, various admixtures and cement. Ready-mix concrete can be manufactured in thousands of variations which in each instance may reflect a specific design use. Manufacturers of ready-mix concrete generally maintain at least one day’s inventory of raw materials and must coordinate their daily material purchases with the time-sensitive delivery requirements of their customers.
     Ready-mix concrete begins to harden when mixed and generally becomes difficult to place after 90 minutes from mixing. This characteristic generally limits the market for a permanently installed ready-mix plant to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mix concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services that construction contractors or subcontractors typically perform.
     On the basis of information provided by the National Ready-Mix Concrete Association, in addition to vertically integrated manufacturers of cement and ready-mix concrete, more than 2,500 independent producers such as ourselves currently operate a total of approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.
     Recently, barriers to the start-up of a new ready-mix concrete manufacturing operation were historically low. However, public concerns over the dust, noise and heavy mixer and other truck traffic associated with the operation of ready-mix concrete plants and their general appearance have made obtaining the necessary permits and licenses required for new plants more difficult. Delays in the regulatory process, when coupled with the substantial capital investment that start-up operations require, have raised the barriers to entry for new companies entering the industry.

Products and Services
Ready-Mix Concrete
     Dry batched concrete is mixed in the mix truck in route to the job site, whereas wet batched concrete is mixed at the plant and then delivered to the job site. We produce dry batched ready-mix concrete products which requires us to proportion the dry components, add water when the components are in the ready-mix truck and then deliver the product in an unhardened state, which we refer to as a plastic state, for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency under the weather and other conditions at the job site. We can achieve product differentiation for the mixes we offer because of the variety of mixes we are able to produce, our production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by lowering the installed, or in-place, cost of concrete.
     From a contractor’s perspective, the in-place cost of concrete includes both the amount paid to the ready-mix concrete manufacturer and the internal costs associated with the labor and equipment the contractor provides. A contractor’s unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to place and finish the ready-mix concrete, including the cost of additional labor and time lost due to substandard products or delivery delays. By carefully designing proper mixes and using recent advances in mixing technology, we assist our customers in reducing the amount of reinforcing steel and labor required in various applications.
     We provide a variety of services in connection with our sale of ready-mix concrete which can help reduce our customers’ in-place cost of concrete. These services include:
•	production of new formulations and alternative product recommendations that reduce labor and materials costs;

•	quality control, through automated production and testing, that ensures consistent results and minimizes the need to correct completed work; and

•	scheduling and tracking systems that ensure timely delivery and reduce the downtime incurred by the customer’s finishing crew.
     We produce ready-mix concrete by combining the desired type of cement, sand, gravel and crushed stone with water and typically one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications. We use a variety of chemical admixtures to achieve one or more of five basic purposes:
•	relieve internal pressure and increase resistance to cracking in cold weather;

•	retard the hardening process to make concrete more workable in hot weather;

•	strengthen concrete by reducing its water content;

•	accelerate the hardening process and reduce the time required for curing; and

•	facilitate the placement of concrete having low water content.
     We use various mineral admixtures as supplementary cementing materials to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag and silica fume. We may also use fibers, such as steel, glass, synthetic and carbon filaments, as an additive in various formulations of concrete. Fibers help to control shrinkage and cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers replace welded steel wire and reinforcing bars. Relative to the other components of ready-mix concrete, these additives generate comparatively high margins.

Operations
     We have made substantial capital investments in equipment, systems and personnel at our concrete plants to facilitate continuous multi-customer deliveries of a highly perishable product.
     Our ready-mix concrete plants consist of four permanent installations and two portable facilities. Several factors govern the choice of plant type, including:
•	capital availability;

•	production consistency requirements; and

•	daily production capacity requirements.
     The market primarily will drive our future plant construction decisions. The relevant market factors include:
•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.
     We intend to also use portable plants, which include dry batch facilities, such as we operate in Moapa, Nevada, to service large, long-term jobs and jobs in remote locations.
     We produce ready-mix concrete in batches. The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which he loads the already mixed concrete into the mixer truck, which leaves for the job site promptly after loading.
     Mixer trucks slowly rotate their loads on route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of ten cubic yards, or approximately 20 tons, and a useful life of 12 years, although for accounting purposes we would depreciate them over 10 years. In addition to normal maintenance, after five years, some components of the mixer trucks require refurbishment. New mixer trucks currently cost approximately $135,000 to $145,000. We currently operate a fleet of 146 mixer trucks and expect to lease and or finance up to 38 additional trucks within the next 24 months using traditional operating leases offered by financial institutions.
     In our manufacture and delivery of ready-mix concrete, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. A typical order contains various specifications that the contractor requires the concrete to meet. After receiving the specifications for a particular job, we formulate a variety of mixtures of cement, aggregates, water and admixtures which will meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. We also maintain a project file that details the mixture to be used when the concrete for the job is actually prepared. For quality control purposes, we maintain batch samples of concrete from selected job sites.
     We prepare bids for particular jobs based on the size of the job, location, desired profit margin, cost of raw materials and the design mixture identified in our testing process. If the job is large enough, we will obtain quotes from our suppliers as to the cost of raw materials we will use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready-mix concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multi-sourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We must confirm that our customers are ready to take delivery of manufactured product throughout the placement process.

     On any given day, a particular plant may have production orders for many customers at various locations throughout its area of operation. To fill an order:
•	the dispatch office coordinates the timing and delivery of the concrete to the job site;

•	an operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•	a batch operator prepares the specified mixture from the order and oversees the loading of the mixer truck with dry ingredients and water; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.
     We track the status of each mixer truck as to whether a particular truck is:
•	loading concrete;

•	in route to a particular job site;

•	on the job site;

•	being washed; or

•	in route to a particular plant.
     We are continuously updated by the individual mixer truck operators as to their status. In this manner, we are able to determine the optimal routing and timing of subsequent deliveries by each mixer truck and to monitor the performance of each driver.
     A plant manager oversees the operation of each plant. Our employees also include:
•	maintenance personnel who perform routine maintenance work throughout our plants;

•	mechanics who perform substantially all the maintenance and repair work on our vehicles;

•	quality control staff who prepare mixtures for particular job specifications;

•	various clerical personnel who are responsible for our day-to-day operations; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.
     We generally operate on a single shift although we have the capability of conducting 24 hour a day operations during times of heavy demand.
Cement and Raw Materials
     We obtain most of the materials necessary to manufacture ready-mix concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for at least one day. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mix concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement. In each of our markets, we purchase these materials from any one of several suppliers. We also lease and operate our own sand and aggregate production facility in Moapa, Nevada, approximately 50 miles from Las Vegas, which we use to provide raw materials to our Las Vegas concrete plants. The current term of the 40 acre Moapa mineral lease expires on January 1, 2009 and we have the right, so long as we are not in default under the agreement, to extend our lease for an additional ten years. In July 2005, we acquired rights to a material purchase contract and mining water rights in the northwest metropolitan Las Vegas area, which we intend to utilize for the manufacturing and production of raw materials and ready-mix concrete. This material purchase contract expires in April 2006, at which time we intend renew the contract. At our Arizona locations, our supply contracts for sand and gravel have remaining terms ranging from approximately four to five years. We do not have any written supply agreements with any cement supplier. During 2004, we purchased and leased a number of portable and fixed cement storage containers and expanded our transportation fleet to include truck-pulled cement trailers to permit us the advantage of hauling and storing cement at any time it was available. This action minimized the impact of spot shortages of cement when they occurred in our marketplace.

     Since we do not produce all of the rock and sand used in our ready-mix concrete, but only that used in certain plant locations, we have entered into lease agreements with third party sand and gravel producers to establish our ready-mix plants on their properties in exchange for our agreeing to purchase their rock and sand as a raw material for our products. These leases are long term in nature, from five to ten years, and generally have renewal options for additional terms. The obligations to purchase the rock and sand from these lessors may also contain provisions to pay minimum monthly amounts regardless of our consumption levels, but in some cases, do allow for past payments to apply toward future use. These types of leases reduce the amount of capital equipment we would otherwise need to perform our own crushing and screening and also eliminate the need to own or lease our own mining properties. The leases also specify parameters for the quality of the rock and sand to be supplied by the lessors. These leases are important to us as they are the basis upon which we obtain rock and sand from which we produce ready-mix concrete at these plant locations. In addition, we do not produce any of the cement used in our operation. As mentioned above, we purchase this primary component, used to produce ready-mix concrete, from a number of suppliers. We do not have contractual obligations with our suppliers to purchase cement. However, the symbiotic relationship between cement suppliers and us provides us with some assurance that we will be able to obtain the cement to produce ready-mix concrete to meet our customers’ demands.
Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 customers represented approximately 53% of our revenue. The discontinuance of service to any of these customers or a general economic downturn could have a material adverse effect on our business, financial condition and results of operations.
     We rely heavily on repeat customers. We estimate that repeat customer revenue for the years ended December 31, 2005, 2004 and 2003 accounted for approximately 99%, 98% and 98%, respectively, of our revenue. Management and dedicated sales personnel at each of these businesses have been responsible for developing and maintaining successful long-term relationships with key customers. We believe that by operating in more markets and locations, we will be in a better position to market to and service larger regional contractors.
Competition
     The ready-mix concrete industry is highly competitive. Our ability to compete in our two markets depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
     Our direct competitors include Rinker Materials, Nevada Ready Mix, Silver State Materials and All Star Ready Mix in Nevada and Rinker Materials, Cemex, Vulcan Materials and Hanson Materials in Arizona. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources to invest in new mixer trucks or build plants in new areas than we do also have competitive advantages over us.
Training and Safety
     Our future success will depend, in part, on the extent to which we are able to attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. Historically, we have supported and funded continuing education programs for our employees. We intend to continue to expand these programs. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars followed by certification testing.
Sales and Marketing
     General contractors and subcontractors typically select their suppliers of ready-mix concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly where the concrete has complicated design specifications. In those projects and in government-funded projects generally, the general contractor or subcontractor usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers and architects whose focus extends beyond the price of ready-mix concrete to product quality and consistency and reducing their in-place cost of concrete.
     We currently have 10 full-time sales persons and intend to hire two additional sales people as our new Arizona and Nevada concrete plants are opened. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
Seasonality
     The construction industry is seasonal, generally due to inclement weather and length of daylight hours occurring in the winter months. Accordingly, we may experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year than other quarters. Results for any one particular quarter, therefore, may not be indicative of results for other quarters or for the year.
Insurance
     Our business is subject to claims and litigation brought by employees, customers and third parties for personal injuries, property damage, product defects and delay damages, that have, or allegedly have, resulted from the conduct of our operations.
     Our operations involve providing blends of ready-mix concrete that are required to meet building code or other regulatory requirements and contractual specifications for durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide product in accordance with these requirements and specifications, claims may arise against us or our reputation could be damaged. Although we have not experienced any material claims of this nature in the past, we may experience such claims in the future. In addition, our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions and pouring concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.
Equipment
     Currently, we operate a fleet of 146 owned and leased ready-mix trucks, which are serviced by our mechanics. We believe these vehicles are generally well-maintained and adequate for our operations. The average age of our ready-mix trucks is approximately six years. Since inception, we have elected to finance the purchase of our trucks and other plant equipment with operating leases upon terms generally available in the industry and at rates disclosed in our financial statements. We will utilize proceeds from our initial public offering to purchase equipment which in the past has been financed. When placing orders for new equipment, it can be expected that lead times may be as much as four to six months, therefore, actual delivery may not necessarily meet the timing of our production needs and can cause disruption of service or diminished productivity.

     We have used a broad range of financing arrangements to acquire the equipment necessary for our business. We commonly lease our trucks and other operating equipment, which we believe has allowed us to minimize the initial cash outlay for such equipment when we commenced our business operations. The terms of these equipment leases are similar to other equipment leases and specify a term, a monthly payment, usually require a down payment, and may or may not specify a buyout option.
Government Regulation
     A wide range of federal, state and local laws apply to our operations, which include the regulation of:
•	zoning regulations;

•	street and highway usage;

•	noise levels; and

•	health, safety and environmental matters.
     In many instances, we are required to have certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable laws could result in substantial fines or possible revocation of our authority to conduct certain of our operations.
     Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. Environmental laws are complex and subject to frequent change. These laws impose strict liability in some cases without regard to negligence or fault. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also expose us to liability for the conduct of or conditions caused by others, or for acts which complied with all applicable laws when performed. We are not aware of any environmental issues which we believe are likely to have a material adverse effect on our business, financial condition or results of operations, but we can provide no assurance that material liabilities will not occur. There also can be no assurance that our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. Additionally, OSHA and the Mining Safety and Health Agency have established requirements for our training programs and dictate working conditions which we must meet.
     We have all material permits and licenses required to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters have not been material. We do not currently anticipate any material adverse effect on our business or financial position as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.
     We also require permits to obtain and use water in connection with our production of ready-mix concrete. We believe we have access to, and permitting for, sufficient water supplies to maintain our operations in Arizona and Nevada for the foreseeable future.
Employees
     On March 3, 2006, we employed approximately 280 employees including executive officers, management personnel, sales personnel, technical personnel, administrative staff, clerical personnel, and drivers, of which approximately 30 were salaried and approximately 250 were hourly personnel generally employed on an as-needed basis, including 180 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions and length of daylight hours throughout the year. During the year ended December 31, 2005, the number of hourly employees ranged from approximately 230 to approximately 290 and averaged approximately 270. None of our employees belong to a labor union and we believe our relationship with our employees is satisfactory.

Website Access
     Our website address is www.readymixinc.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.
Item 1A. Risk Factors
     The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:
All of our assets are collateral for some residual bonding obligations of Meadow Valley. Should Meadow Valley default on any of these particular obligations, our assets could be foreclosed upon and sold to satisfy these obligations.
     Prior to the closing of our initial public offering, we were a wholly-owned subsidiary of Meadow Valley Corporation. Meadow Valley, through another subsidiary, acts as a heavy construction contractor operating primarily in Arizona and Nevada. In order to bid upon and win awards for construction projects, Meadow Valley is required to provide bonds which guarantee to the owner of the project that Meadow Valley will fulfill its obligations under its construction contract with the owner. As of September 2005, we were no longer guaranteeing new construction contracts with our assets, but we are still obligated under the pre-existing bonding obligations. As of December 31, 2005, Meadow Valley had $13.5 million of payment and performance bonds that remain indemnified by us and to which our assets were pledged as collateral. This compares to $62.5 million of bonds that were collateralized by our assets as of June 30, 2005. The $13.5 million of remaining bonds are collateralized by $86.7 million of assets comprised of approximately $46.8 million of Meadow Valley assets and $39.9 million of our assets as of December 31, 2005. Upon the closing of the offering, we terminated our involvement in this indemnity agreement with the bonding company for new Meadow Valley projects, however, our assets will remain subject to the indemnity agreement for any bonds issued to Meadow Valley up to thirty days following our termination. Should Meadow Valley default on these obligations under its construction agreements, and should Meadow Valley’s assets not be sufficient to satisfy its obligations to the bonding company, then our assets could be foreclosed upon and sold pursuant to the indemnity agreement in order to satisfy Meadow Valley’s obligations. A loss of assets could significantly impair or terminate our ability to continue our operations.
We are and will continue to be subject to conflicts of interest resulting from Meadow Valley’s control of us, and we do not have any procedures in place to resolve such conflicts.
     Meadow Valley owns approximately 53% of our outstanding common stock and may be able to control our business. Additionally, Meadow Valley’s chief executive officer also serves us in similar capacities, and all of Meadow Valley directors serve on our board of directors. We also sell a small amount of concrete to Meadow Valley. These relationships could create, or appear to create, potential conflicts of interest when Meadow Valley’s officers and directors are faced with decisions that could have different implications for Meadow Valley and us. These decisions could result in reducing our profitability or in a loss of our assets that are subject to claims by Meadow Valley’s creditors as previously discussed. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the investing public’s perception of us. We do not have any formal procedure for resolving such conflicts of interest.
At any given time, one or a limited number of customers may account for a large percentage of our revenue, which means that we face a greater risk of loss of revenue and a reduction in our profitability if we lose a major customer or if a major customer faces financial difficulties.
     At times, a small number of customers have generated a large percentage of our revenue in any given period. For the twelve months ended December 31, 2005, one customer provided approximately 14.3% of our revenue and our ten largest customers provided approximately 53.4% of our revenue. In 2004, one customer provided approximately 15.4% of our revenue and our ten largest customers provided approximately 50.2% of our revenue. In 2003 no customer accounted for more than 10% of our revenue. Companies that constitute our largest customers vary from year to year, and our revenue from individual customers fluctuates each year. If we lose one or more major customers or if any of these customers face financial difficulties, our revenue could be substantially reduced, thereby reducing our profitability.
We may lose business to competitors who underbid us or who have greater resources to supply larger jobs than we have, and we may be otherwise unable to compete favorably in our highly competitive industry.
     Our competitive position in a given market depends largely on the location and operating costs of our ready-mix concrete plants and prevailing prices in that market. Price is a primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service, in addition to price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies offering simple mixes to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for larger jobs which are particularly price-sensitive. Competitors having greater financial resources than we do to invest in new mixer trucks or build plants in new areas also have competitive advantages over us.
We depend on third parties for cement and other supplies essential to operate our business. The loss of any such suppliers could impact our ability to provide concrete to, or otherwise service our customers, as well as our ability to retain and attract customers.
     We rely on third parties to provide us with supplies, including cement and other raw materials, necessary for our operations. We cannot be sure that these relationships will continue in the future or that raw materials will continue to be available to us when required and at a reasonable price. For instance, in recent years there has been a worldwide shortage of cement, which has caused cement prices, and therefore concrete prices, to rise. If our supply contracts are terminated or if we are unable to purchase cement or other raw materials in sufficient quantities to meet our needs, we might be unable to meet our supply commitments to our customers which would severely impact our ability to retain and attract customers.
Our operating results may vary significantly from reporting period to reporting period and may be adversely affected by the cyclical nature of the ready-mix concrete markets we serve, causing significant reductions in our revenue.
     Our business and the business environment which supports the ready-mix concrete business can be cyclical in nature. As a result, our revenue may be significantly reduced as a result of declines in construction in Nevada and Arizona caused by:
•	the level of residential and commercial construction in Nevada and Arizona;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	changes in interest rates;

•	variations in the margins of jobs performed during any particular quarter; and

•	the budgetary spending patterns of our customers.
     As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready-mix concrete industry or in our markets could reduce our revenue, thereby decreasing our gross profit and reducing our profitability.

Our business is seasonal, causing quarterly variations in our revenue and earnings, which in turn could negatively affect our stock price.
     The construction industry, even in Arizona and Nevada, is seasonal in nature, often as a result of adverse weather conditions, with significantly stronger construction activity in the second and third calendar quarters, than in the first and fourth quarters. Such seasonality or unanticipated inclement weather could cause our quarterly revenue and earnings to vary significantly. Because of our relatively small size, even a short acceleration or delay in filling customers’ orders can have a material adverse effect on our financial results in a given reporting period. Our varying quarterly results may result in a decline in our common stock price if investors react to our reporting operating results which are less favorable than in a prior period or than those anticipated by investors or the financial community generally.
Governmental regulations covering the ready-mix concrete industry, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.
     A wide range of federal, state and local laws, ordinances and regulations apply to our production of ready-mix concrete, including:
•	zoning regulations affecting plant locations;

•	restrictions on street and highway usage;

•	limitations on noise levels; and

•	regulation of health, safety and environmental matters.
     In many instances, we must have various certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Governmental requirements that impact our ready-mix concrete operations also include those relating to air quality, solid waste management and water quality. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose us to liability for the conduct of, or conditions caused by others, or for our acts that may otherwise have complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of environmental conditions may require us to make material expenditures we currently do not anticipate, thereby decreasing our earnings, if any.
There are special risks related to our operating and internal growth strategies that could adversely affect our operating practices and overall profitability.
     One key component of our strategy is to operate our businesses on a decentralized basis, with local Phoenix and Las Vegas metro-wide management retaining responsibility for day-to-day operations, profitability and the internal growth of the local business. If we do not implement and maintain proper overall internal controls, this decentralized operating strategy could result in inconsistent operating and financial practices and our overall profitability could be adversely affected. Our internal growth will also be affected by local management’s ability to:
•	attract new customers and retain existing customers;

•	differentiate our company in a competitive market by successfully emphasizing the quality of our products and our service;

•	hire and retain mixer truck drivers and other specialized employees; and

•	place orders for new equipment on a timely basis to meet production needs.

The departure of key personnel could disrupt our business and limit our growth, as this growth requires the hiring of new local senior managers and executive officers.
     We depend on the continued efforts of our executive officers, some of whom are executive officers of Meadow Valley, and, in many cases, on our local senior management. In addition, any future growth will impose significant additional responsibilities on members of our senior management and executive officers. The success of our operations, which is based upon a decentralized management, will depend on recruiting new local senior level managers and officers, and we cannot be certain that we can recruit and retain such additional managers and officers. To the extent we are unable to attract and retain qualified management personnel, our growth could be limited and our business could be disrupted, resulting in decreased revenue and increased costs associated with the loss of experienced managers responsible for new client generating, marketing and cost containment efforts.
If some or all of our employees unionize, it could result in increases in our operating costs, disruptions in our business and decreases in our earnings.
     If our employees were to become represented by a labor union, we could experience disruptions of our operations caused by labor strikes or slow downs as well as higher ongoing labor costs, which could increase our overall costs to do business. In addition, the coexistence of union and non-union employees on particular jobs may lead to conflicts between these employees or impede our ability to integrate our operations efficiently. Labor relations matters affecting our suppliers could increase our costs, disrupt our supply chains and adversely impact our business.
Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses some of which may not be covered by insurance.
     Operating mixer trucks, particularly when loaded, exposes our drivers and others to traffic hazards. Our drivers are subject to the usual hazards associated with providing services on construction sites, while our plant personnel are subject to the hazards associated with moving and storing large quantities of heavy raw materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations. Our insurance policies are subject to varying levels of deductibles. Losses up to our deductible amounts will be accrued based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might also be required to use working capital to satisfy these claims rather than using the working capital to maintain or expand our operations.
We may incur material costs and losses as a result of claims that our products do not meet regulatory requirements or contractual specifications.
     Our operations involve providing ready-mix formulations that must meet building code or other regulatory requirements and contractual specifications for durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured or unindemnified formulation or product-related claim is resolved against us in the future, that resolution may increase our costs and reduce our profitability and cash flows.
Our revenue attributable to public works projects could be negatively impacted by a decrease or delay in governmental spending.
     Our business depends to some extent on the level of federal, state and local spending on public works projects in our markets. Reduced levels of governmental funding for public works projects or delays in that funding could significantly reduce our revenue and thereby reduce our cash flow and profitability.

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We owned or leased the following properties at December 31, 2005:

		Approximate	Approximate
		Building Size in	Land	Owned or	Monthly	Lease
Location	Purpose	Square Feet	in Acres	Leased	Rental	Expires

3430 East Flamingo Suite 100,
Las Vegas, Nevada	Area office	3,500	—	Leased	$7,990	4/30/2006
2601 East Thomas Road Suite 120,
Phoenix, Arizona	Area office	3,200	—	Leased	$4,252	8/31/2006
109 West Delhi,	Ready Mix
North Las Vegas, Nevada	production facility	4,470	5	Owned	—	—
11500 West Beardsley Road,	Ready Mix
Sun City, Arizona (1)	production facility	440	5	Leased	—	5/31/2010
39245 North Schnepf Road,	Ready Mix
Queen Creek, Arizona	production facility	440	5	Owned	—	—
Richmar Ave.,	Ready Mix
Las Vegas, Nevada	production facility	440	5	Owned	—	—
Moapa, Nevada (1)	Sand and Aggegate
	production facility	840	40	Leased	—	1/1/2009
Moapa, Nevada (1)	Ready Mix
	production facility	440	—	Leased	—	—
Northwest Arizona (1)	Sand and Aggegate
	production facility	840	40	Leased	—	8/5/2006
Northwest Las Vegas, Nevada (1)	Sand and Aggegate
Future Site	production facility	—	40	Leased	—	4/30/2006
Northwest Las Vegas, Nevada (1)	Ready Mix
Future Site	production facility	—	—	Leased	—	—

(1)	Our facility rent is included in the cost of the material which we purchase from the lessors.
     We have determined that the above properties are sufficient to meet our current needs. We continue to search for possible additional site locations to expand our operations.
Item 3. Legal Proceedings
     The Company is from time to time involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is not currently involved in any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the American Stock Exchange and trades under the symbol “RMX.” The following table represents the high and low closing prices for our common stock on the American Stock Exchange. As of March 8, 2006, there were approximately 2,700 record and beneficial owners of our common stock. On March 14, 2006, our common stock closed at $15.25 per share.

	2005
	High	Low
Third Quarter	$17.12	$12.00
Fourth Quarter	14.48	11.62
     Our stock began trading on August 24, 2005 at the completion of our initial public offering.
     We have never declared or paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and other such factors as our Board of Directors deems relevant.
Use of Proceeds:
     We registered on August 24, 2005, and sold 1,782,500 shares of common stock, par value $0.001 (the “Shares”) on Registration Statement No. 333-122754 at an aggregate offering price of $19,607,500 (or $11.00 per share)(the “Offering”).
     The co-managing underwriters of the Offering were Ladenburg Thalmann & Co. Inc. and Wunderlich Securities, Inc.
     We incurred the following expenses in connection with the Offering:

Underwriting discount and commissions	$1,909,600
Registration, filing and listing fees	51,098
Printing costs	190,084
Legal fees and expenses	170,401
Accounting fees and expenses	131,712
Miscellaneous	18,332

Total expenses	$2,471,227

     Our net offering proceeds after deducting the total expenses above were $17,136,273.
     Our use of proceeds through December 31, 2005 conformed to the intended use of proceeds described in our prospectus related to the Offering. Our intended use of proceeds as stated in our prospectus was the repayment of all amounts due to Meadow Valley, purchase of property, plant and equipment and for general corporate purposes.

     The table below represents the use of proceeds through December 31, 2005:
          (dollars in thousands)

Repayment of debt to Meadow Valley	$2,043
Repayment of intercompany income tax allocation payable	2,168
Purchase of plant, equipment and land	3,173
Working capital	7,451

Total expenditures	$14,835

Item 6. Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2005, are derived from the Financial Statements of the Company and should be read in conjunction with the Financial Statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In thousands, except share and per share data.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Revenue	$67,734	$59,136	$44,128	$38,849	$32,625
Gross profit	7,072	6,627	4,107	3,890	1,587
Income (loss) from operations	3,943	4,055	1,620	1,874	(343)
Income (loss) before income taxes	3,921	3,811	1,674	1,750	(494)
Net income (loss)	2,486	2,440	1,040	1,252	(582)
Basic net income (loss) per common share	$0.94	$1.20	$0.51	$0.62	$(0.29)
Diluted net income (loss) per common share	$0.93	$1.20	$0.51	$0.62	$(0.29)
Basic weighted average common shares outstanding	2,654,688	2,025,000	2,025,000	2,025,000	2,025,000
Diluted weighted average common shares outstanding	2,681,053	2,025,000	2,025,000	2,025,000	2,025,000
Dividends	—	—	—	—	—
Balance Sheet Information:

	December 31,
	2005	2004	2003	2002	2001
Total assets	$39,907	$22,414	$16,025	$16,002	$14,186
Total notes payable and capital lease obligations	8,020	8,342	5,239	7,225	6,362
Due to affiliate	85	1,380	2,416	2,859	3,372
Intercompany income tax allocation payable	—	1,298	658	—	—
Total shareholders’ equity (deficit)	23,966	4,344	1,904	864	(388)
Financial Position Information:

	Years Ended December 31,
	2005	2004	2003	2002	2001
Working capital	$14,186	$(1,057)	$(563)	$(1,578)	$(2,134)
Current ratio	2.70	0.90	0.94	0.83	0.75
Debt to equity (deficit)	0.33	1.92	2.75	8.36	(16.40)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our results of operations and financial condition should be read in conjunction with our financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.
Executive Overview
     We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northeast of Las Vegas in Moapa, Nevada, we supply rock and sand for our Las Vegas area ready-mix plants. The quarry supplies all of our sand requirements and approximately 60% of the coarse aggregate requirements of our Nevada concrete batch plants. Also at our quarry, we manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. In November 2004, we established a small portable concrete batch plant at our Moapa site to service the ready-mix concrete needs of the smaller, but growing communities of Moapa, Overton and Logandale, Nevada. In the Phoenix metropolitan area, both of our existing ready-mix concrete plants are currently supplied rock and sand from third parties. In August 2004, we entered into a mining lease on a property in the southeast Phoenix area that will, in the future, provide us the opportunity to manufacture rock and sand for our own use as well as for sale to third parties and, in the future, should also help reduce our costs for a portion of the raw materials we consume.
     Our revenue is directly related to the level of construction activity in our markets. Specifically, the construction segments that affect our business the most are: the single-family residential segment, the commercial construction segment and, to a lesser degree, the public works infrastructure segment, both highway and non-highway. Accordingly, should interest rates or other factors cause a reduction in construction activity, our revenue could be reduced. Our revenue could also be negatively affected by rising raw materials prices, which might reduce demand, or by a shortage of raw materials, such as cement.
     Home mortgage rates affect the affordability of homes. In the home-building industry, it is generally regarded that as long as home mortgage rates remain lower than 8.0%, no significant decline in homebuilding activity will result. However, should interest rates rise in response to increases in the Fed Funds’ interest rate, it is reasonable to expect proportionate declines in home-building activity. For the foreseeable future, we do not believe there will be a significant decline in the residential construction segment in our markets.
     We have observed that commercial construction levels in our geographic markets generally lag residential housing levels. It is important then, for us to watch the residential construction segment in order to gauge the potential activity level of the commercial construction segment. Based on current trends, we believe the commercial construction segment is not likely to show any significant decline in the near term.

Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:
In Thousands, except share and per share data.

	Years Ended December 31,
	2005		2004		2003
Revenue	66,898	98.8%	58,645	99.2%	43,964	99.6%
Related party revenue	836	1.2%	491	0.8%	164	0.4%

Total Revenue	67,734	100.0%	59,136	100.0%	44,128	100.0%
Gross profit	7,072	10.4%	6,627	11.2%	4,107	9.3%
General and administrative expenses	3,128	4.6%	2,572	4.3%	2,487	5.6%
Income (loss) from operations	3,943	5.8%	4,055	6.9%	1,620	3.7%
Interest income	174	0.3%	29	0.0%	8	0.0%
Interest expense	(227)	-0.3%	(252)	-0.4%	(208)	-0.5%
Income tax expense	1,435	2.1%	1,372	2.3%	633	1.4%

Net income	2,486	3.7%	2,440	4.1%	1,040	2.4%

Depreciation and amortization	2,411	3.6%	1,615	2.7%	1,231	2.8%
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue. Revenue improved 14.5% to $67.7 million for the year ended December 31, 2005, which we refer to as “2005,” from $59.1 million for the year ended December 31, 2004, which we refer to as “2004.” The increase in revenue resulted from an 18.1% increase in the average unit sales price, offset by a 3.1% decrease in sales of cubic yards of concrete, which we refer to as “units.” The increased average sales price reflects our ability to pass our additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in 2005 was primarily attributable to wet weather conditions during January and February reducing our ability to deliver material to our customers and our customers’ ability to place the material and a slight general slowing in the residential markets. We provide ready-mix concrete to our related parties, but the revenue represented only 1.2% of our 2005 revenue. The increase in related party revenue when compared to 2004 was the result of the location of the project, type of product needed and the availability of product and personnel. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material. We anticipate additional raw material price increases and additional transport costs associated with those materials during 2006. However, we believe we will be able to pass through the increase in the cost of our raw materials to our customers.
     Gross Profit. Gross profit increased by 6.7% to $7.1 million for 2005 from $6.6 million for 2004 and gross margins, as a percent of revenue, decreased to 10.4% in 2005 from 11.2% in 2004. Gross profit margins can be affected by a variety of factors including customers’ construction schedules, weather conditions and availability of raw materials. The increase in gross profit and decrease in the gross margins during 2005 resulted primarily from the expansion of our operations and under utilizing new equipment. We anticipate the under utilization of new equipment through our expansion efforts, but long term margins will benefit from the expansion efforts. Our fixed costs will likely increase in 2006 as a result of our expansion efforts and could impact our gross profit margin in the interim as we are bringing the equipment up to full utilization.
     Depreciation and Amortization. Depreciation and amortization expense increased $.8 million, or 49.3%, to $2.4 million for 2005 from $1.6 million for 2004. This increase resulted from the additional plant, equipment and vehicles we placed in service in 2005.

     General and Administrative Expenses. General and administrative expenses increased to $3.1 million for 2005 from $2.6 million for 2004. The increase resulted primarily from a $.45 million increase in administrative salaries, wages, bonuses and related payroll taxes, a $.16 million increase in public company expense and a $.26 million increase in administrative services fees paid to Meadow Valley, offset by a $.54 million decrease in bad debt expense.
     Interest Income and Expense. Interest income for 2005 increased to $.17 million from $.03 million for 2004 resulting primarily from an increase in invested cash reserves from our initial public offering. Interest expense decreased in 2005 to $.23 compared to $.25 million for 2004.
     Income Taxes. The income tax provision for 2005 was relatively flat at $1.4 million when compared to 2004. For 2005, our effective income tax rate differed from the statutory rate due primarily to state income taxes. The difference between the amount of the tax provision and the actual cash outlay was due to the net operating loss carry-forward.
     Net Income. Net income of $2.5 million for 2005 was relatively flat when compared to 2004.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Revenue. Revenue improved 34.0% to $59.1 million for the year ended December 31, 2004, which we refer to as “2004,” from $44.1 million for the year ended December 31, 2003, which we refer to as “2003.” This increase in revenue resulted from a 25.0% increase in sales of cubic yards of concrete and a 7.1% increase in the average unit sales price. The primary reason for the increased volume was the addition of 10 ready-mix trucks in the first quarter and our more efficient equipment utilization during this period. The average sales price increase was due largely to our ability to pass along an increase in the cost of cement. We provide ready-mix concrete to our related parties, but the revenue represented less than 1% of our 2004 revenue. This revenue was relatively flat when compared to 2003. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material.
     Gross Profit. Gross profit increased by 61.3% to $6.6 million for 2004 from $4.1 million for 2003 and gross margins, as a percent of revenue, increased to 11.2% in 2004 from 9.3% in 2003. Gross profit margins can be affected by a variety of factors including customers’ construction schedules, weather conditions and availability of raw materials. The increase in gross profit and gross margins during 2004 is the result of the average unit sales price increasing approximately 7.1% in 2004 from 2003. The increase in the average unit sales price represents our ability to pass on additional costs to our customers, such as raw materials and transportation of those materials, and our ability to increase our unit volume of sales which, in turn, allowed us to distribute our fixed costs over an increased volume of sales.
     Depreciation and Amortization. Depreciation and amortization expense increased $.38 million, or 31.2%, to $1.6 million for 2004 from $1.2 million in 2003. This increase resulted from the additional plant, equipment and vehicles we placed in service in 2004.
     General and Administrative Expenses. General and administrative expenses increased to $2.6 million for 2004 from $2.5 million for 2003. The increase resulted primarily from a $.3 million increase in administrative salaries, wages, bonuses and related payroll taxes, offset by a $.2 million decrease in bad debt expense attributable to an improvement in the average age of receivables as a result of our collection efforts. Beginning in January 2005, general and administrative expenses increased by $22,000 per month in accordance with the Administrative Services Agreement with Meadow Valley.
     Interest Income and Expense. Interest income for 2004 increased to $.03 million from $.01 million for 2003 resulting primarily from an increase in invested cash reserves. Interest expense increased in 2004 to $.25 million compared to $.21 million for 2003. The increase in interest expense was related to the charge of related party interest expense.

     Income Taxes. The income tax provision for 2004 was $1.4 million compared to an income tax provision of $.6 million for 2003 due to an increase in pre-tax income in 2004 when compared to 2003. Any difference between the amount of the tax provision in any given period and actual cash outlay in that same period is subject to the terms of a tax sharing agreement between us and Meadow Valley. In 2004, Meadow Valley did not require us to make a cash tax payment in connection with the consolidated tax return.
     Net Income. Net income was $2.4 million for 2004 as compared to a net income of $1.0 million for 2003. The increase in net income resulted from an increase in our sales of cubic yards of concrete and an increase in the average unit sales price as discussed above.
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been CIT Construction, who we refer to as “CIT.” We believe the proceeds from our initial public offering and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this annual report on Form 10-K.
     During December 2005, we entered into a new credit facility with CIT which provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The new CIT credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a cash flow to current portion of long term debt. As of December 31, 2005, both Meadow Valley and ourselves were compliant with the covenants.
     Over the next 24 months we intend to expand our operations by adding two additional ready-mix production plants, in addition to the one plant added during 2005, purchasing related production plant equipment and completing site improvements at each of the new sites, which we anticipate using $5.5 million from the proceeds of our initial public offering and financing the balance utilizing the capital expenditure line of our CIT credit facility. We also intend to lease approximately 38 mixer trucks in addition to the 22 trucks already leased in 2005.
     In July 2005, we acquired the rights to a material purchase contract and mining water rights in the northwest Las Vegas area which we call the Lee Canyon site. We intend to utilize this location for the manufacturing and production of raw materials and ready-mix concrete. This $2.3 million acquisition was financed with a $1.8 million note payable, which bears interest at prime plus one and one-half percent and is due and payable in equal monthly principal plus interest payments, due July 2012. We commenced production of sand and gravel production in the first quarter of 2006, while ready-mix concrete production will likely begin in the second quarter of 2006.
     In August 2005, we acquired the rights to a material purchase contract in northwest Arizona that we call Detrital Wash, which we will use to service the Las Vegas area as well as the local market. We also intend to utilize this location for the manufacturing and production of raw materials and a future ready-mix concrete production site. The Detrital Wash site will have minimal activity until the Hoover Dam bypass project that is realigning highway US 95 is completed in 2008.
     We are currently in negotiations to lease a site in the Southwest Phoenix metropolitan area to locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the southwest Las Vegas metropolitan area, was completed in October and began operations in November 2005.
     As a result of the expansion efforts we have already executed, we have entered into additional debt, capital lease and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. To date we have not been impacted by this increase in our fixed minimum monthly payments as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in 2006, but no assurance can be given that cash flow from operations will be adequate to provide for the cash outflow needed to service all obligations for our expansion efforts.
     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.

	For the Years Ended December 31,
	2005	2004	2003
Cash provided by operating activities	$2,123	5,801	$1,890
Cash provided by (used in) investing activities	(4,582)	(1,372)	485
Cash provided by (used in) financing activities	13,145	(3,305)	(2,477)
     Cash provided by operating activities during 2005 of $2.1 million represents a $3.7 million decrease from the amount provided by operating activities during 2004. The change was primarily due to the increase in our average days outstanding associated with our accounts receivable balance and well as the repayment of our tax obligation to Meadow Valley.
     Cash used in investing activities during 2005 of $4.6 million represents a $3.2 million increase from the amount used by investing activities during 2004. The increase in investing activities during 2005 was due primarily to the expansion of our production facilities and equipment to be used at those locations.
     Cash provided by financing activities during 2005 of $13.1 million represents a $16.4 million increase from the amount used in financing activities during 2004. The increase in financing activities during 2005 was the result of receiving the proceeds from the initial public offering offset by the repayment of notes and capital leases as well as the repayment of the amount due to an affiliate.
     Cash provided by operating activities during 2004 amounted to $5.8 million, an increase of 207% over the comparable year ending December 31, 2003. The increase was primarily due to our ability to lower our average accounts receivable balance when compared to our revenue. In addition to our improved collection of accounts receivable, we were able to avoid the payment of income taxes as a result of a tax sharing agreement with Meadow Valley.
     Cash used in investing activities during 2004 was primarily the result of our continued expansion efforts through the acquisition of property, equipment and land in the amount of $1.4 million. Our total investing activities related to property, equipment and land, including non cash financing of $5.4 million, amounted to $6.8 million.
     Cash used in financing activities during 2004 was primarily the repayment of notes payable and capital lease obligations of $2.4 million and $1.0 million repaid to Meadow Valley.
     Cash provided by operating activities during 2003 amounted to $1.9 million, a decrease of 23% over the comparable year ending December 31, 2002. The decrease was primarily due to our accounts receivable balance increasing at a rate greater than our revenue resulting from two customers filing for bankruptcy protection.
     Cash provided by investing activities during 2003 amounted to $.49 million, related primarily to the proceeds from the sale of a parcel of land held for sale in the amount of $.94 million.
     Cash used in financing activities during 2003 was the result of the repayment of notes payable and capital lease obligations in the amount of $2.03 million, including the repayment of $.6 million in relation to the repayment of capital lease obligations.

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2005, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:
(Dollars in thousands)

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt	$7,296	$1,671	$2,080	$2,649	$896
Interest payments on long-term debt (1)	1,460	464	652	296	48
Capital lease obligations	761	501 260	—	—	—
Operating leases	5,513	1,800	2,842	871	—
Purchase obligations	5,332	1,268	2,481	1,583	—
Other long-term liabilities (2)	1,334	524	810	—	—

Total contractual obligations	$21,696	$6,228	$9,125	$5,399	$944

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.55% per annum. We do not assume an increase in the variable interest rate. See Note 7 – Notes payable and Note 8 – Line of Credit in the notes to the financial statements included in Item 8.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $110,000 through January 2008, respectively, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
Impact of Inflation
     There have been increases in the cost of our raw materials and the transport of those materials, however, we have been able to pass these additional costs on to our customers. Therefore, we believe that inflation has not had a material impact on our operations. However, additional substantial increases in labor costs, worker compensation rates and employee benefits, equipment costs, or material or subcontractor costs could adversely affect our operations in future periods. Furthermore, increased interest rates typically track rising inflation. To the extent that rising interest rates equate to higher home mortgage rates, which have an impact on construction activity, a material rise in the inflation rate could cause a decline in residential or commercial construction and a negative impact on our business.
Critical Accounting Estimates
General
     Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States of America, or “GAAP.” We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant accounting policies are described below and in Note 1 to our financial statements included in Item 8.

Reportable Segments
     We currently operate our business within one reportable segment of operation. All of the revenue from our customers is substantially from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, from the strength of the concrete to its color and consistency. However, we do not maintain the quantity or dollar amount of each variation of our product sold as the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. We also sell sand, aggregate and colored rock from our production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide us with more control over quality and assurance of timely availability of a portion of the raw materials used in the product we sell to customers. The revenue generated from the sale of sand, aggregate and colored rock represented less than 4% of our gross revenue for the years ended December 31, 2005 and 2004. In addition, we view the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that we do not distinguish between them.
Collectibility of Account Receivables
     We are required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt as of December 31, 2005 and 2004 amounted to approximately $260,000 and $537,000, respectively. The decrease in our provision for bad debt as of December 31, 2005 represented the use of our customary bad debt accrual rate and write offs in the amount of approximately $33,000 during 2005. The reduction in our provision for bad debt for the year ended December 31, 2004 reflects the write off of two uncollectible accounts receivable in 2004. We determine our reserve by using percentages applied to certain types of revenue, as well as a review of individual accounts outstanding and our collection history. Furthermore, if one or more major customer fails to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
Valuation of Property, Plant and Equipment
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Batch plants	5-15 years
Computer equipment	5 years
Equipment	3-8 years
Leasehold improvements	2-10 years
Office furniture and fixtures	7 years
Vehicles	5 years
     The life on any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, rain and the terrain conditions to reach the job site where the material is delivered. We maintain, service and repair approximately 95% of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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

Income taxes
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our consolidated balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance.
     Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority would require us to amend a prior year’s tax return we would record the increase or decrease in our tax obligation in the year in which it is more likely than not to be realized.
Classification of Leases
     We follow the standards established by Statements of Financial Accounting Standards No. 13, “Accounting for Leases”, which we will refer to as “FAS 13.” One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 52 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of FAS 13 for capitalization, the leases are classified as operating leases. If we would have desired at the inception of the leases to have the ownership transfer at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases would have been classified as capital leases.
Recent Accounting Pronouncements
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our business, financial condition or results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our business, financial position or results of operations.
     In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Management intends to comply with the standard upon its effectiveness; however, we do not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123. See Note 1—Summary of Significant Accounting Policies and Use of Estimates in the accompanying consolidated financial statements (Item 8) for disclosure information regarding Stock Option Expense. We estimate the expense for the year ending December 31, 2006 will be approximately $170,000 based on 253,125 options remaining outstanding under our plan during the year ending December 31, 2006.
     During May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our business, financial position or results of operations.
Known and Anticipated Future Trends and Contingencies
     We have grown steadily since our inception and we plan to continue to exploit opportunities within our markets. Proceeds from our initial public offering completed in 2005 are also being used for such opportunities. The key dynamics of employment and population growth within our geographic markets appear to present us with continued growth opportunities. Furthermore, during the past approximately thirty months, occasional shortages of cement, a key raw material used in the production of ready mix concrete, have created both challenges and opportunities – while costs have increased, the market environment has permitted us to pass those costs on to the end user rather than absorb them. It appears that demand for construction materials will remain steady and that the supply of raw materials will remain relatively limited, thereby likely maintaining stable prices, or, if costs rise, a possibility of further price increases.
     In light of the rising need for infrastructure work throughout the nation and the tendency of the current need to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by it could dramatically affect the nature of our markets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate and commodity price market risk.
     Interest Rate Risk—From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt.
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2005. Assuming a 100 basis point increase in the prime interest rate at December 31, 2005 the potential increase in the fair value of our debt obligations would have been approximately $.02 million at December 31, 2005. See Note 7— Notes payable and Note 8—Line of credit in the accompanying December 31, 2005 financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Ready Mix, Inc.
     We have audited the accompanying balance sheets of Ready Mix, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity, and cash flows and supplemental financial statement schedule included in Item 15 for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements and supplemental financial statement schedule referred to above present fairly, in all material respects, the financial position of Ready Mix, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.
Certified Public Accounts
Phoenix, Arizona
February 17, 2006
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

READY MIX, INC.
BALANCE SHEETS

	December 31,
	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$12,110,417	$1,424,629
Accounts receivable, net	8,502,504	6,524,504
Inventory	604,906	604,558
Prepaid expenses	1,114,001	793,017
Deferred tax asset	184,591	555,472

Total current assets	22,516,419	9,902,180
Property and equipment, net	17,049,210	12,503,497
Refundable deposits	341,165	8,108

Total assets	$39,906,794	$22,413,785

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,146,636	$4,043,550
Accrued liabilities	1,735,287	1,246,059
Notes payable	1,670,643	2,550,884
Obligations under capital leases	468,972	440,866
Due to affiliate	84,810	1,379,326
Income tax payable	224,514	—
Intercompany income tax allocation payable	—	1,298,367

Total current liabilities	8,330,862	10,959,052
Notes payable, less current portion	5,625,360	4,626,698
Obligations under capital leases, less current portion	254,946	723,918
Deferred tax liability	1,729,472	1,759,826

Total liabilities	15,940,640	18,069,494

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 and 2,025,000 issued and outstanding	3,808	2,025
Additional paid-in capital	17,632,465	497,975
Retained earnings	6,329,881	3,844,291

Total stockholders’ equity	23,966,154	4,344,291

Total liabilities and stockholders’ equity	$39,906,794	$22,413,785

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2005	2004	2003
Revenue:

Revenue	$66,898,161	$58,644,397	$43,964,335
Revenue — related parties	836,263	491,261	163,730

Total revenue	67,734,424	59,135,658	44,128,065

Cost of revenue	60,662,744	52,508,936	40,020,766

Gross profit	7,071,680	6,626,722	4,107,299

General and administrative expenses	3,128,416	2,572,050	2,487,396

Income from operations	3,943,264	4,054,672	1,619,903

Other income (expense):
Interest income	173,574	28,637	7,950
Interest expense	(227,341)	(251,796)	(207,562)
Other income (expense)	31,135	(20,014)	253,413

	(22,632)	(243,173)	53,801

Income before income taxes	3,920,632	3,811,499	1,673,704

Income tax expense	1,435,042	1,371,532	633,394

Net income	$2,485,590	$2,439,967	$1,040,310

Basic net income per common share	$0.94	$1.20	$0.51

Diluted net income per common share	$0.93	$1.20	$0.51

Basic weighted average common shares outstanding	2,654,688	2,025,000	2,025,000

Diluted weighted average common shares outstanding	2,681,053	2,025,000	2,025,000

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2003	2,025,000	$2,025	$497,975	$364,014

Net income for the year ended 2003				1,040,310

Balance at December 31, 2003	2,025,000	2,025	497,975	1,404,324

Net income for the year ended 2004				2,439,967

Balance at December 31, 2004	2,025,000	2,025	497,975	3,844,291

Common stock issued during initial public offering (1)	1,782,500	1,783	17,134,490

Net income for the year ended 2005				2,485,590

Balance at December 31, 2005	3,807,500	$3,808	$17,632,465	$6,329,881

(1)	– Additional paid-in capital as reported is net of offering costs, in the amount of $2,471,227.
The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$66,064,739	$59,187,743	$42,695,921
Cash paid to suppliers and employees	(61,719,515)	(53,163,678)	(40,606,441)
Taxes paid	(2,168,368)	—	—
Interest received	173,574	28,637	7,950
Interest paid	(227,341)	(251,796)	(207,562)

Net cash provided by operating activities	2,123,089	5,800,906	1,889,868

Cash flows from investing activities:
Purchase of property and equipment	(4,582,027)	(1,431,756)	(484,104)
Cash received from sale of equipment	—	60,000	26,822
Proceeds from land held for sale	—	—	942,701

Net cash provided by (used in) investing activities	(4,582,027)	(1,371,756)	485,419

Cash flows from financing activities:
Proceeds from the issuance of common stock	17,747,900	—	—
Offering costs from the issuance of common stock	(611,627)	—	—
Repayment of due to affiliate	(1,294,516)	(975,184)	(442,620)
Proceeds from notes payable	543,998	68,570	—
Repayment of notes payable	(2,800,163)	(1,846,110)	(1,468,232)
Repayment of capital lease obligations	(440,866)	(552,464)	(565,860)

Net cash provided by (used in) financing activities	13,144,726	(3,305,188)	(2,476,712)

Net increase (decrease) in cash and cash equivalents	10,685,788	1,123,962	(101,425)
Cash and cash equivalents at beginning of year	1,424,629	300,667	402,092

Cash and cash equivalents at end of year	$12,110,417	$1,424,629	$300,667

Reconciliation of net income to net cash provided by operating activities:

Net income	$2,485,590	$2,439,967	$1,040,310

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,410,900	1,615,050	1,231,220
Deferred income taxes, net	340,527	731,468	(24,909)
Loss (gain) on sale of equipment	—	31,545	(8,257)
Intercompany income tax allocation payable	—	640,064	658,303
Gain on sale of land	—	—	(231,170)
Provision for doubtful accounts	(277,180)	(83,596)	473,198

Changes in operating assets and liabilities:
Accounts receivable	(1,700,820)	40,554	(1,446,130)
Prepaid expenses	(320,984)	(240,537)	8,766
Inventory	(348)	1,606	77,597
Refundable deposits	(333,057)	55,102	(52,388)
Accounts payable	103,086	533,943	168,015
Accrued liabilities	489,228	35,740	(4,687)
Intercompany income tax allocation payable	(1,298,367)	—	—
Income tax payable	224,514	—	—

Net cash provided by operating activities	$2,123,089	$5,800,906	$1,889,868

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Nature of the Corporation:
     Ready Mix, Inc. (the “Company”), was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the states of Nevada and Arizona. The Company began operations in March 1997 and is a subsidiary of Meadow Valley Corporation (the “Parent”)
Accounting Estimates:
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
     Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies and the valuation of incentive stock options, which are discussed in the respective notes to the financial statements.
Cash and Cash Equivalents:
     The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.
Accounts Receivable, net:
     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2005 and 2004, an allowance of $259,644 and $536,824, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2005, 2004 and 2003, the Company recognized $244,189, ($293,497) and ($478,784), respectively, in bad debt benefit (expense). The Company records delinquent finance charges on outstanding accounts receivables only if they are collected. At December 31, 2005 and 2004 all of the Company’s accounts receivable was pledged as collateral for a line of credit.
Inventory:
     Inventory, which consists primarily of raw materials, comprised of aggregates, fly ash, cement powder and admixture is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. No allowance for slow moving or obsolete inventory has been established as of December 31, 2005 and 2004. At December 31, 2005 and 2004, the Company’s entire inventory was pledged as collateral for a line of credit.
Property and Equipment:
     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 amounted to $2,410,900, $1,615,050 and $1,231,220, respectively. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Computer equipment	5 years
Equipment	3 - 8 years
Batch plants	5 - 15 years
Vehicles	5 years
Office furniture and fixtures	7 years
Leasehold improvements	2-10 years

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Property and Equipment (Continued):
     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
     At December 31, 2005 and 2004, all property and equipment were pledged as collateral for a line of credit, notes payable and capital lease obligations.
Income Taxes:
     The Company accounts for income taxes in accordance with the Statements of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. In prior years, the Company filed consolidated tax returns with its Parent. The Parent absorbed the net income of the Company pursuant to a tax sharing agreement, which called for any income tax receivable or payable to be remitted to, or paid by, the Parent. As a result of the public offering of its stock the Company can no longer include its income as a part of its Parent’s consolidated tax return and will file its own income tax return in its respective tax jurisdictions.
Revenue Recognition:
     We recognize revenue on the sale of our concrete and aggregate products at the time of delivery.
Reportable Segments
     The Company currently operates its business within one reportable segment of operation. All of the revenue from its customers is substantially from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, including strength, color and consistency. However, the Company does not maintain the quantity or dollar amount of each variation of its product sold because the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. The Company also sells sand, aggregate and colored rock from its production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide the Company with more control over quality and assurance of timely availability of a portion of the raw materials used in the product that the Company sells to its customers. The revenue generated from the sale of sand, aggregate and colored rock represented less than 4% of the Company’s gross revenue for the years ended December 31, 2005, 2004 and 2003, and are included in the table below. In addition, the Company views the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that the Company does not distinguish between them.
     For the years ended December 31, 2005, 2004 and 2003, Company revenue of $67.7 million, $59.1 million and $44.1 million, respectively, was approximately divided by the general type of construction work its customers perform as follows:

	December 31,
	2005	2004	2003
Commercial and industrial construction	28%	34%	21%
Residential construction	55%	47%	66%
Street and highway construction and paving	7%	5%	3%
Other public works and infrastructure construction	10%	14%	10%

Total	100%	100%	100%

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or on borrowing rates currently available to the Company for loans with similar terms and maturities.
     The balance of due to affiliate as of December 31, 2005 and 2004 was in the amounts of $84,810 and $1,379,326, respectively, on which the Company paid interest during the year ended December 31, 2005 at Chase Manhattan Bank’s prime, plus 1.25% and was due on demand. Interest paid to the affiliate for the years ended December 31, 2005 and 2004 was $77,561 and $113,182, respectively. Prior to the year ended December 31, 2004 the advances were non-interest bearing. As of September 2005, the Company repaid its balance due to affiliate in full. Each current month-end balance is repaid in the following month for expenses incurred by the affiliate on behalf of the Company. Since September 2005, the Company has not been charged interest.
     The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2005 and 2004.
Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.
     On June 15, 2005, the Board of Directors authorized an increase in the number of common stock shares the Company could issue to 15,000,000 and an 810 for one stock split, thereby increasing the number of issued and outstanding shares to 2,025,000. All references in the accompanying financial statements to the number of common shares and per share amounts for December 31, 2004 and 2003 have been restated to reflect the 810 for one stock split.
     On January 28, 2005, the Board of Directors authorized a change in the par value of the Company’s common stock from a no par value to $.001 par value. All references in the accompanying financial statements to the par value and any additional paid in capital in excess of par for December 31, 2004 and 2003 have been restated to reflect the change in par value.
     On January 28, 2005, the Board of Directors granted the Company the ability to issue 5,000,000 shares of preferred stock, $.001 par value. All references in the accompanying financial statements to the preferred stock as of December 31, 2004 and 2003 have been restated to reflect the ability to issue 5,000,000 shares of preferred stock.
     On August 24, 2005, the Company issued 1,782,500 shares of its common stock, $.001 par value, through its initial public offering.
Stock-Based Compensation:
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation, utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Stock-Based Compensation (Continued):
     In January 2005, the Company adopted the 2005 Equity Incentive Plan providing for the granting of both qualified incentive stock options and non-statutory stock options. The Company has reserved 675,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to officers, directors, employees and consultants. Consultants may receive only non-qualified stock options.
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
     During January 2005, the Board of Directors granted 232,875 stock options to officers, directors and employees at an exercise price of $11.00 per share. The options, which vest over three years, must be exercised within five years of the date of grant.
     During November 2005, the Board of Directors granted 20,250 stock options to a director and employees at an exercise price of $12.50 per share. The options, which vest over three years, must be exercised within five years of the date of grant.
     All stock options issued have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s financial statements for the years ended December 31, 2005, 2004 and 2003. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been reduced to the pro forma amounts presented below:

	Years ended December 31,
	2005	2004	2003
Net income, as reported	$2,485,590	$2,439,967	$1,040,310
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(99,943)	—	—

Pro forma net income	$2,385,647	$2,439,967	$1,040,310

Basic net income per common share
As reported	$0.94	$1.20	$0.51
Pro forma	0.90	1.20	0.51

Diluted net income per common share
As reported	$0.93	$1.20	$0.51
Pro forma	0.89	1.20	0.51
     There were no stock options issued during 2004 and 2003.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Stock-Based Compensation (Continued):
     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in January 2005: expected life of options of three years, expected volatility of 21.4%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted January 2005 was approximately $1.95. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in November 2005: expected life of options of three years, expected volatility of 23.3%, risk-free interest rates of 5%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted November 2005 was approximately $2.84. The stock-based compensation expense, net of tax, is deemed to be incurred equally over each accounting period of the three year vesting schedule of the options.
Recent Accounting Pronouncements:
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs.” SFAS 151 amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criteria of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material effect on our business, financial condition or results of operations.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets.” SFAS 153 amends the guidance in APB No. 29, “Accounting for Nonmonetary Assets.” APB No. 29 was based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for financial statements issued for fiscal years beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on our business, financial position or results of operations.
     In December 2004, the FASB revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), “Share-Based Payment.” The SFAS 123(R) revision established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It does not change the accounting guidance for share-based payment transactions with parties other than employees. For public entities that do not file as small business issuers, the revisions to SFAS 123 are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company intends to comply with the standard upon its effectiveness; however, the Company does not believe that the impact would be materially different from the pro forma disclosure under SFAS No. 123 disclosed on the previous page under the heading Stock Based Compensation. The Company estimates the expense for the year ending December 31, 2006 will be approximately $170,000 based on 253,125 options remaining outstanding under our plan during the year ending December 31, 2006.
     During May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (“SFAS 154”), “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting a change in accounting principle. SFAS 154 requires the retrospective application to prior periods’ financial statements of the

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Recent Accounting Pronouncements (Continued):
direct effect of a voluntary change in accounting principle unless it is impracticable. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB stated that SFAS 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. Unless early adoption is elected, SFAS 154 is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted for fiscal years beginning after June 1, 2005. SFAS 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement. The adoption of SFAS 154 is not expected to have a material affect on our business, financial position or results of operations.
2. Concentration of Credit Risk:
     The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2005 and 2004, the Company has uninsured cash and cash equivalents in the amounts of approximately $12,800,000 and $1,500,000, respectively.
     The Company’s business activities and accounts receivable are with customers in the construction industry located primarily in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
3. Accounts Receivable, net:
     Accounts receivable, net consists of the following:

	December 31,
	2005	2004
Trade receivables	$8,762,148	$7,061,328
Less: allowance for doubtful accounts	(259,644)	(536,824)

	$8,502,504	$6,524,504

4. Land held for sale:
     In September 2002, the Company paid $711,531 to acquire a parcel of land. In September 2003, the Company sold this land to a third party for $942,701, net of selling expenses. The Company recognized a net gain on the disposal of the land in the amount of $231,170, which is included in other income for the year ended December 31, 2003.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
5. Property and Equipment, net:
     Property and equipment consists of the following:

	December 31,
	2005	2004
Land	$2,647,763	$2,343,975
Computer equipment	462,468	398,835
Equipment	5,152,843	3,505,404
Batch plants	7,699,304	5,938,287
Vehicles	6,563,241	5,638,128
Office furniture and fixtures	46,643	43,855
Leasehold improvements	284,544	534,736
Water rights	2,250,000	—

	25,106,806	18,403,220
Less: Accumulated depreciation	(8,057,596)	(5,899,723)

	$17,049,210	$12,503,497

6. Accrued Liabilities:
     Accrued liabilities consist of the following:

	December 31,
	2005	2004
Compensation	$1,172,136	$903,171
Taxes	345,986	284,965
Other	217,165	57,923

	$1,735,287	$1,246,059

7. Notes Payable:
     Notes payable consists of the following:

	December 31,
	2005	2004
Note payable, variable interest rate was 7.25% at December 31, 2005, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$12,363	$61,815

6.65% note payable, with monthly payments of $25,515, due January 18, 2005, collateralized by equipment	—	25,374

6.90% note payable, with monthly payments of $10,238, due March 1, 2005, collateralized by equipment	—	20,301

7.58% note payable, with monthly payments of $2,641, due July 11, 2005, collateralized by equipment	—	17,637

6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	4,255	12,355

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	14,307	18,954

	$30,925	$156,436

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
7. Notes Payable (Continued):
     Notes payable consists of the following:

	December 31,
	2005	2004
Total from previous page	$30,925	$156,436

Note payable, variable interest rate was 8.00% at December 31, 2005, with monthly principal payments of $61,458 plus interest, due December 31, 2007, collateralized by all assets of the Company	—	2,203,233

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	5,459	10,138

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	61,855	78,841

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	28,159	35,892

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	534,022	559,069

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	371,604	388,858

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	32,380	55,237

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	282,736	389,699

5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	233,790	908,928

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	307,645	320,639

8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	43,676	293,104

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	25,309	30,684

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	690,992	1,003,838

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	511,434	742,986

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	233,187	—

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	166,139	—

	$3,559,312	$7,177,582

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
7. Notes Payable (Continued):
     Notes payable consists of the following:

	December 31,
	2005	2004
Total from previous page	$3,559,312	$7,177,582

Note payable, variable interest rate was 8.5% at December 31, 2005, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,692,857	—

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	483,198	—

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	53,305	—

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	25,705	—

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	15,893	—

Line of credit, variable interest rate was 7.50% at December 31, 2005, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	1,465,733	—

	7,296,003	7,177,582
Less: current portion	(1,670,643)	(2,550,884)

	5,625,360	4,626,698

     Following are maturities of long-term debt as of December 31, 2005 for each of the following years:

2006	$1,670,643
2007	1,415,353
2008	665,472
2009	1,880,695
2010	768,120
Subsequent to 2010	895,720

$7,296,003

8. Line of Credit:
     During December 2005, the Company successfully entered into a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2005 was 7.50%. The Company utilized a portion of the line of credit to repay a portion of its term debt. The balance outstanding on the line of credit as of December 31, 2005 was $1,465,733 and is reported in Note 7 of these notes to financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of December 31, 2005, the Company and its Parent were in compliance with these covenants.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Line of Credit (Continued):
     In addition to the line of credit mentioned above, the Company has also established a capital expenditure commitment in the amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity.
9. Related Party Transactions:
Related Party:
     During the years ended December 31, 2005, 2004 and 2003, the Company provided construction materials to a related party in the amounts of $152,630, $18,346 and $22,982, respectively. Included in accounts receivable at December 31, 2005 and 2004 are amounts due from a related party, in the amounts of $15,416 and $4,854, respectively.
Affiliate:
     During the years ended December 31, 2005, 2004 and 2003, the Company provided construction materials to an affiliate in the amounts of $683,633, $472,915 and $140,748, respectively. During the years ended December 31, 2005 and 2004, the Company received construction services from an affiliate in the amounts of $590,376 and $6,742. A portion of the services provided were outstanding as of December 31, 2005 and was included in the amount due to affiliate. The balance due as of December 31, 2004 was included in accounts payable. During the years ended December 31, 2005, 2004 and 2003, the Company made payments to an affiliate in the amounts of $1,294,516, $975,184 and $442,620, respectively. The balance due to affiliate at December 31, 2005 and 2004 was $84,810 and $1,379,326, respectively. The advances are considered short-term in nature. During the year ended December 31, 2004 the Company agreed to pay interest at Chase Manhattan Bank’s prime, plus 1.25%. As of December 31, 2005, the variable interest rate was 8.5% and was due on demand. For the years ended December 31, 2005 and 2004 the Company paid interest in the amount of $77,561 and $113,182, respectively. Prior to the year ended December 31, 2004 the advances were non-interest bearing.
     During the year ended December 31, 2005, the Company acquired equipment from an affiliate in the amount of $207,341 and assumed a debt obligation in the amount of $17,541. During the year ended December 31, 2004, the Company acquired equipment at book value of $309,929, from an affiliate and assumed a debt obligation in the amount of $371,846. The net difference of $61,917 was applied as a reduction to the payable due to affiliate.
     For the years ended December 31, 2005, 2004 and 2003, the Company, pursuant to a tax sharing agreement, utilized a net operating loss carry-forward incurred by the Parent in the amounts of approximately $2,416,000, $1,298,000 and $347,000, respectively. The intercompany income tax allocation payable was paid in full during 2005. The balance as of December 31, 2004 was $1,298,367, non-interest bearing and was considered short term. As a result of the Company’s initial public offering the Company no longer qualifies to be consolidated with its Parent company for income tax purposes.
     The Company entered into an administrative service agreement with Meadow Valley to receive management and administrative services for a monthly fee of $22,000. For the year ended December 31, 2005, the total fees associated with the above services totaled $264,000.
Professional Services:
     During the year ended December 31, 2005, a related party rendered professional services to the Company in the amount of $143,494. During the year ended December 31, 2005, the Company incurred director fees of $61,750 in aggregate to outside members of the board of directors. At December 31, 2005, the amount due to related parties which included amounts due to outside directors totaled $68,250.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
10. Income Taxes:
     The provisions for income tax benefit (expense) from operations consist of the following:

	For the years ended December 31,
	2005	2004	2003
Current:
Intercompany	$(870,000)	$(640,064)	$(658,303)
Federal and State	(224,515)	—	—

	(1,094,515)	(640,064)	(658,303)
Deferred	(340,527)	(731,468)	24,909

	$(1,435,042)	$(1,371,532)	$(633,394)

     The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2005	2004
Deferred tax asset:
Bad debt allowance	$93,472	$193,256
Accrued vacation payable	91,119	59,052
NOL carry forward	—	303,164

	184,591	555,472

Deferred tax liability:
Depreciation	(1,729,472)	(1,759,826)

Net deferred tax liability	$(1,544,881)	$(1,204,354)

     For the years ended December 31, 2005, 2004 and 2003, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the years ended December 31,
	2005	2004	2003
Statutory rate of 34% applied to income before income taxes	$1,333,015	$1,295,910	$569,059

State income taxes, net of federal benefit	77,817	64,608	55,232

Increase (decrease) in income taxes resulting from:
Non-Deductible items	24,210	15,518	8,924
Other	—	(4,504)	179

	$1,435,042	$1,371,532	$633,394

11. Commitments and Contingencies:
     The Company leases batch plants, equipment, mixer trucks and property under operating leases and raw material purchase obligations expiring in various years through 2010. Rent expense under the aforementioned operating leases was $2,059,657, $2,595,055 and $2,298,093 for the years ended December 31, 2005, 2004 and 2003. Purchases under the aforementioned purchase agreements were $3,965,569, $4,809,494, $3,101,898.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
     Minimum future rental payments under non-cancelable operating lease agreements as of December 31, 2005, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2006	$1,799,690
2007	1,591,803
2008	1,250,712
2009	784,896
2010	85,963

$5,513,064

     Minimum future purchase agreement payments under non-cancelable purchase agreements as of December 31, 2005, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2006	$1,268,444
2007	1,235,444
2008	1,245,444
2009	1,164,644
2010	417,935

$5,331,911

     The Company has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of December 31, 2005, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2006	$260,000
2007	260,000
2008	21,667

$541,667

     The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life or the lease term whichever is shorter. Depreciation on the assets under capital leases charged to expense in 2005, 2004 and 2003 was $277,584, $163,527 and $268,490. At December 31, 2005 and 2004, property and equipment included $946,810 and $1,224,395, net of accumulated depreciation, of vehicles and equipment under capital leases.
     Minimum future lease payments under capital leases as of December 31, 2005 for each of the following years and in aggregate are:

Year ended December 31,	Amount

2006	$500,625
2007	255,381
2008	4,678

Total minimum lease payment	760,684
Less: amount representing interest	(36,766)

Present value of net minimum lease payment	723,918
Less: current portion	(468,972)

$254,946

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
     Interest rates on capitalized leases vary from 5.79% to 6.25% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.
     All of the Company’s assets are pledged as collateral for certain surety bonds of Meadow Valley Contractors, Inc. (“Meadow Valley”). Should Meadow Valley’s assets be insufficient to satisfy these obligations, then our assets could be foreclosed upon in order to satisfy Meadow Valley’s obligations. Based on current facts and circumstances management believes that the likelihood of any default by Meadow Valley is remote. As of December 31, 2005, the amount of bonds collateralized by our assets was approximately $13.5 million.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.
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
12. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
12. Earnings per Share (Continued):
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the years ended December 31,
	2005	2004	2003
Weighted average common shares outstanding	2,654,688	2,025,000	2,025,000
Dilutive effect of:
Stock options and warrants	26,365	—	—

Weighted average common shares outstanding assuming dilution	2,681,053	2,025,000	2,025,000

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the years ended December 31, 2005, 2004 and 2003 the Company had no anti-dilutive common stock equivalents.
     The Company’s diluted net income per common share for the year ended December 31, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 232,875 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. The Company’s diluted net income per common share for the years ended December 31, 2004 and 2003 was computed based on the weighted average number of shares of common stock outstanding during the periods as no options or warrants to purchase common stock were outstanding.
13. Stockholders’ Equity:
Preferred Stock:
     The Company has authorized 5,000,000 shares of $.001 par value preferred stock to be issued, with such rights, preferences, privileges, and restrictions as determined by the Board of Directors.
Initial Public Offering:
     During August 2005, the Company completed an initial public offering (“Offering”) of the Company’s common stock. The Offering included the sale of 1,782,500 shares of common stock at $11.00 per share. Net proceeds of the Offering, after deducting underwriting commissions and offering expenses of $2,471,227, amounted to $17,136,273. In connection with the offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. The warrants expire August 23, 2010.
14. Statement of Cash Flows:
Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the years ended December 31, 2005, 2004 and 2003, the Company financed the purchase of equipment in the amounts of $2,357,135, $5,061,676 and $47,908.
     During the year ended December 31, 2005, the Company refinanced a note payable obligation in the amount of $1,465,733. During the year ended December 31, 2004, the Company refinanced a capital lease obligation in the amount of $1,131,515.
     During the year ended December 31, 2005, the Company acquired equipment at book value of $17,541, from an affiliate and assumed a debt obligation in the amount of $17,541. During the year ended December 31, 2004, the Company acquired equipment at book value of $309,929, from an affiliate and assumed a debt obligation in the amount of $371,846. The difference of $61,917 was applied as a reduction to the payable due to affiliate.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
15. Significant Customer:
     For the years ended December 31, 2005, 2004 and 2003, the Company recognized a significant portion of its revenue from a customer (shown as an approximate percentage of total revenue):

	For the years ended December 31,
	2005	2004	2003
Customer 1	14.3%	15.4%	5.5%
     At December 31, 2005 and 2004, amounts due from the aforementioned customer included in accounts receivables, are as follows:

	December 31,
	2005	2004
Customer 1	$605,216	$490,705
16. Employee Benefit Plan:
     The Company maintains a 401(k) profit sharing plan allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2005, 2004 and 2003, the Company contributed $175,806, $123,124 and $110,843 to the Plan.
17. Equity Incentive Plan:
     In January 2005, the Company adopted an equity incentive plan providing for the granting of both qualified incentive stock options and non-statutory stock options. The Company has reserved 675,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees, directors and consultants. Consultants may receive only non-statutory stock options. The maximum term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
     The following summarizes the stock option transactions:

		Weighted Average
	Shares	Price per Share
Outstanding January 1, 2005	—	$—
Granted	253,125	11.12
Forfeited	—	—

Outstanding December 31, 2005	253,125	$11.12

     Information relating to stock options at December 31, 2005 summarized by exercise price is as follows:

	Outstanding			Exercisable
		Weighted average			Weighted average
		Remaining
Exercise price per share	Shares	Life ( in years)	Exercise price	Shares	Exercise price
$11.00	232,875	4	$11.00	—	$11.00
12.50	20,250	5	12.50	—	12.50

$11.00 to $12.50	253,125		$11.12	—	$11.12

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
17. Equity Incentive Plan (Continued):
     All stock options issued have an exercise price not less than the fair market value the Company’s Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in these financial statements for the year ended December 31, 2005, 2004 and 2003.
18. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$14,331,497	$17,485,941	$18,851,538	$17,065,448
Gross profit	1,082,050	2,069,218	2,443,686	1,476,726
Income from operations	369,189	1,199,812	1,872,179	502,084
Net income	198,593	738,796	1,194,528	353,673
Basic net income per common share	0.10	0.36	0.43	0.09
Diluted net income per common share	0.10	0.36	0.42	0.09
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,761,250	3,807,500
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,820,220	3,853,991

2004
Revenue	$13,594,641	$14,856,075	$16,307,321	$14,377,621
Gross profit	1,352,415	1,501,799	2,022,168	1,750,340
Income from operations	755,932	909,538	1,412,937	976,265
Net income	451,152	521,037	828,077	639,701
Basic net income per common share	0.22	0.26	0.41	0.31
Diluted net income per common share	0.22	0.26	0.41	0.31
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000

2003
Revenue	$9,949,051	$12,114,104	$11,027,723	$11,037,187
Gross profit	856,851	1,354,640	900,367	995,441
Income from operations	319,832	708,623	86,068	505,380
Net income	175,252	405,003	173,979	286,076
Basic net income per common share	0.09	0.20	0.08	0.14
Diluted net income per common share	0.09	0.20	0.08	0.14
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 11. Executive Compensation
     The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions
     The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2005 annual meeting of shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		See Item 8 of Part II hereof.

	(2)	Financial Statement Schedules
		See Schedule below and Item 8 of Part II hereof.
     Schedule of Valuation and Qualifying Accounts
In Thousands

	Balance at	Charged to		Balance at
	Beginning	Expense		End of
Description	of Year	Account	Deductions	Year
Year ended December 31, 2003 Allowance for doubtful accounts	$147	$479	$(6)	$620

Year ended December 31, 2004 Allowance for doubtful accounts	$620	$293	$(376)	$537

Year ended December 31, 2005 Allowance for doubtful accounts	$537	$(244)	$(33)	$260
(3)	Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation of the Registrant, as amended

3.2	Amended Bylaws of the Registrant

10.1	2005 Equity Incentive Plan

10.2	Loan Agreement with Meadow Valley Corporation

10.3	Office Lease (Phoenix)

10.4	Office Lease (Las Vegas)

10.5	Employment Agreement (Mr. Morris)

10.6	Employment Agreement (Mr. De Ruiter)

10.7	Administrative Services Agreement

10.8	Production Facility Lease (Sun City, Arizona)

10.9	Production Facility Lease (Henderson, Nevada)

Exhibit
Number	Description
10.10	Production Facility Lease (Moapa, Nevada)

10.11	Decorative Rock Lease (Moapa, Nevada)

10.12	Oliver Mining Lease (Queen Creek, Arizona)

10.13	Tax Sharing Agreement with Meadow Valley Corporation

10.14	Indemnity Agreement

10.15	Office Lease (Las Vegas)

14.1	Code of Ethics

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC.

/s/ Bradley E. Larson

Bradley E. Larson
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2006
POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRADLEY E. LARSON and CLINT TYRON, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	/s/ Robert R. Morris

Bradley E. Larson	Robert R. Morris
Director and Chief Executive Officer	Director and President
Date: March 30, 2006	Date: March 30, 2006

/s/ Kenneth D. Nelson	/s/ Don A. Patterson

Kenneth D. Nelson	Don A. Patterson
Director and Vice President	Director
Date: March 30, 2006	Date: March 30, 2006

/s/ Charles E. Cowan	/s/ Dan H. Stewart

Charles E. Cowan	Dan H. Stewart
Director	Director
Date: March 30, 2006	Date: March 30, 2006

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton	Clint Tryon
Director	Chief Financial Officer, Principal Financial and
Date: March 30, 2006	Accounting Officer
Date: March 30, 2006

EXHIBIT INDEX

Exhibit		By Reference
Number	Description	from Document
3.1	Articles of Incorporation of the Registrant, as amended	(1)

3.2	Amended Bylaws of the Registrant	(1)

10.1	2005 Equity Incentive Plan	(1)

10.2	Loan Agreement with Meadow Valley Corporation	(1)

10.3	Office Lease (Phoenix)	(1)

10.4	Office Lease (Las Vegas)	(1)

10.5	Employment Agreement (Mr. Morris)	(1)

10.6	Employment Agreement (Mr. De Ruiter)	(1)

10.7	Administrative Services Agreement	(1)

10.8	Production Facility Lease (Sun City, Arizona)	(1)

10.9	Production Facility Lease (Henderson, Nevada)	(1)

10.10	Production Facility Lease (Moapa, Nevada)	(1)

10.11	Decorative Rock Lease (Moapa, Nevada)	(1)

10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)

10.13	Tax Sharing Agreement with Meadow Valley Corporation	(1)

10.14	Indemnity Agreement	(1)

10.15	Office Lease (Las Vegas)	(1)

14.1	Code of Ethics	(1)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(1)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form S-1 Registration Statement (SEC File No. 333-122754).