Form 10-Q
period 2006-03-31
Ready Mix, Inc.
filed 2006-05-15
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other Jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)
3430 East Flamingo Road, Suite 100
Las Vegas, Nevada 89121
(702) 433-2090
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐; Accelerated filer ☐; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of May 8, 2006:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of March 31, 2006 (Unaudited) and December 31, 2005	3

Condensed Statements of Operations (Unaudited) — Three months ended March 31, 2006 and 2005 and Statement of Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Three months ended March 31, 2006 and 2005	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Item 6. Exhibits	22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,238,452	$12,110,417
Accounts receivable, net	11,135,024	8,502,504
Inventory	694,681	604,906
Prepaid expenses	1,050,404	1,114,001
Deferred tax asset	192,240	184,591

Total current assets	23,310,801	22,516,419
Property and equipment, net	21,162,000	17,049,210
Refundable deposits	554,141	341,165

Total assets	$45,026,942	$39,906,794

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,615,864	$4,146,636
Accrued liabilities	1,624,013	1,735,287
Notes payable	1,989,758	1,670,643
Obligations under capital leases	476,274	468,972
Due to affiliate	596,898	84,810
Income tax payable	587,151	224,514

Total current liabilities	10,889,958	8,330,862
Notes payable, less current portion	7,238,140	5,625,360
Obligations under capital leases, less current portion	133,104	254,946
Deferred tax liability	1,729,472	1,729,472

Total liabilities	19,990,674	15,940,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,686,867	17,632,465
Retained earnings	7,345,593	6,329,881

Total stockholders’ equity	25,036,268	23,966,154

Total liabilities and stockholders’ equity	$45,026,942	$39,906,794

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Revenue:
Revenue	$21,024,588	$13,973,851
Revenue — related parties	106,936	357,646

Total revenue	21,131,524	14,331,497
Cost of revenue	18,458,566	13,249,447

Gross profit	2,672,958	1,082,050
General and administrative expenses	1,136,671	712,861

Income from operations	1,536,287	369,189

Other income (expense):
Interest income	92,898	6,359
Interest expense	(29,286)	(68,086)
Other income	5,801	2,840

	69,413	(58,887)

Income before income taxes	1,605,700	310,302
Income tax expense	589,988	111,709

Net income	$1,015,712	$198,593

Basic net income per common share	$0.27	$0.10

Diluted net income per common share	$0.26	$0.10

Basic weighted average common shares outstanding	3,807,500	2,025,000

Diluted weighted average common shares outstanding	3,866,588	2,025,000

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2006	3,807,500	$3,808	$17,632,465	$6,329,881
Stock based compensation expense			54,402
Net income for the three months ended March 31, 2006				1,015,712

Balance at March 31, 2006	3,807,500	$3,808	$17,686,867	$7,345,593

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$18,516,420	$14,457,108
Cash paid to suppliers and employees	(17,639,009)	(13,867,361)
Taxes paid	(235,000)	—
Interest received	92,898	6,359
Interest paid	(29,286)	(68,086)

Net cash provided by operating activities	706,023	528,020

Cash flows from investing activities:
Purchase of property and equipment	(4,045,717)	(360,956)

Net cash used in investing activities	(4,045,717)	(360,956)

Cash flows from financing activities:
Received from due to affiliate	512,088	73,912
Proceeds from notes payable	1,828,224	—
Repayment of notes payable	(758,043)	(671,832)
Repayment of capital lease obligations	(114,540)	(107,676)

Net cash provided by (used in) financing activities	1,467,729	(705,596)

Net decrease in cash and cash equivalents	(1,871,965)	(538,532)
Cash and cash equivalents at beginning of period	12,110,417	1,424,629

Cash and cash equivalents at end of period	$10,238,452	$886,097

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,015,712	$198,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	788,250	567,269
Loss on sale of equipment	6,391	—
Deferred taxes, net	(7,649)	111,708
Stock-based compensation expense	54,402	—
Provision for doubtful accounts	(5,224)	40,729
Changes in operating assets and liabilities:
Accounts receivable	(2,627,296)	122,771
Prepaid expenses	63,597	(206,803)
Inventory	(89,775)	(425,614)
Refundable deposits	(212,976)	(39,135)
Accounts payable	1,469,228	171,747
Accrued liabilities	(111,274)	(13,245)
Income tax payable	362,637	—

Net cash provided by operating activities	$706,023	$528,020

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
  Presentation of Interim Information:
     The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2005 annual report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2006, and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
   Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
   Nature of Corporation:
     Ready Mix, Inc. (the “Company”), was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the states of Nevada and Arizona. The Company began operations in March 1997 and is a subsidiary of Meadow Valley Corporation (the “Parent”).
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
   Stock-Based Compensation:
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated its results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
  Stock-Based Compensation (Continued):
     We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of the Company’s peer group’s common stock over the expected term of the award. The peer group is used since the Company does not have sufficient historical daily changes in its common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and managements analysis of potential forfeitures.
     Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the Condensed Financial Statements for a further discussion on stock-based compensation.

Three months
ended March 31,
2005
Net income, as reported	$198,593
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related effects	(24,219)

Pro forma net income	$174,374

Basic net income per common share
As reported	$0.10
Pro forma	0.09
Diluted net income per common share
As reported	$0.10
Pro forma	0.09
2. Stock-Based Compensation:
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
     The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the quarter ended March 31, 2005.
     As of March 31, 2006, the Company has the following stock-based compensation plans:
   Equity Incentive Plan
     In 2005, the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     The Company has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2006, 421,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
     The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4% - 23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
     No awards were granted during the three months ended March 31, 2006.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the stock option activity during the first quarter of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value(2)
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding March 31, 2006	253,125	11.12	3.89	$511,616	$1,050,469

Exercisable March 31, 2006	77,625	$11.00	3.83	$151,369	$331,459

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2006, for those awards that have an exercise price currently below the closing price as of March 31, 2006.
     A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(77,625)	1.95
Forfeited	—	—

Nonvested stock options at March 31, 2006	175,500	$2.05

     During the three months ended March 31, 2006 the Company recognized compensation expense of $54,402 and a tax benefit of $7,648, related thereto. As of March 31, 2006, there was $280,188 of total unrecognized compensation cost, net of $32,633 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 3.89 years. The total fair value of 77,625 options vested during the three months ended March 31, 2006, was $151,369. No awards were granted or forfeited in the three months ended March 31, 2006.
3. Statement of Cash Flows:
   Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the three months ended March 31, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $861,714 and $275,970, respectively.
     During the three months ended March 31, 2006, the Company incurred $54,402 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
     Notes payable consists of the following:

	March 31,	December 31,
	2006	2005
Note payable, variable interest rate was 7.75% at March 31, 2006, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$—	$12,363
6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	2,145	4,255
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	13,102	14,307
Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	4,289	5,459
5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	57,466	61,855
5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	26,161	28,159
6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	527,411	534,022
6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	367,044	371,604
5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	26,666	32,380
5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	255,113	282,736
5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	58,867	233,790
7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	304,037	307,645
8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	—	43,676
5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	23,896	25,309
6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	609,510	690,992
6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	451,126	511,434

	$2,726,833	$3,159,986

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following:

	March 31,	December 31,
	2006	2005
Total from previous page	$2,726,833	$3,159,986
5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	220,597	233,187
7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	153,678	166,139
7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	437,898	483,198
6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	50,909	53,305
6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	24,573	25,705
Note payable, variable interest rate was 9.0% at March 31, 2006, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,628,572	1,692,857
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	861,714	—
8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,828,224	—
5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	14,637	15,893
Line of credit, variable interest rate was 8.0% at March 31, 2006, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	1,280,263	1,465,733

	9,227,898	7,296,003
Less: current portion	(1,989,758)	(1,670,643)

	$7,238,140	$5,625,360

     Following are maturities of long-term debt as of March 31, 2006 for each of the following years:

2007	$1,989,758
2008	1,800,605
2009	1,235,073
2010	2,307,623
2011	1,231,916
Subsequent to 2011	662,923

$9,227,898

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Line of Credit:
     As of March 31, 2006 the Company had a $5,000,000 line of credit agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of March 31, 2006 was 8.0%. The balance outstanding on the line of credit as of March 31, 2006 was $1,280,263 and is reported in Note 4 of these notes to condensed financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of March 31, 2006, the Company and its parent company were in compliance with these covenants.
     In addition to the line of credit mentioned above, the Company has also established a capital expenditure commitment in the amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity.
6. Commitments:
     During the three months ended March 31, 2006, the Company extended its office lease with a monthly payment of $8,230. Minimum future rental payments under the non-cancelable operating lease entered into during the three months ended March 31, 2006 for each of the following years are:

2007	$98,520
2008	8,230

$106,750

     All of the Company’s assets are pledged as collateral for certain surety bonds of Meadow Valley Contractors, Inc. (“Meadow Valley”). Should Meadow Valley’s assets be insufficient to satisfy these obligations, then our assets could be foreclosed upon in order to satisfy Meadow Valley’s obligations. Based on current facts and circumstances management believes that the likelihood of any default by Meadow Valley is remote. As of March 31, 2006, the amount of bonds collateralized by our assets was approximately $4.6 million.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Three months ended
	March 31,
	2006	2005
Weighted average common shares outstanding	3,807,500	2,025,000
Dilutive effect of:
Stock options and warrants	59,088	—

Weighted average common shares outstanding assuming dilution	3,866,588	2,025,000

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2006 and 2005 the Company had no anti-dilutive common stock equivalents.
     The Company’s diluted net income per common share for the three months ended March 31, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 232,875 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. The Company’s diluted net income per common share for the three months ended March 31, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period as no options or warrants were considered “in the money” to purchase common stock.
8. Income Taxes:
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
     The effective income tax rate of approximately 37% for the three months ended March 31, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the three months ended March 31, 2005 differed from the statutory rate, due primarily to state income taxes.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
9. Subsequent Events:
     During April 2006, the Company leased 20 additional mixer trucks, with a combined monthly payment of $50,251. The operating leases expire March 25, 2011 through April 28, 2011.
     During April 2006, the Company renewed a purchase agreement to mine aggregate products with a monthly minimum payment of $20,000. The agreement expires April 30, 2007 and can be extended year after year at the Company’s option.
     During April 2006, the Company entered into an agreement to purchase an office building in Phoenix, Arizona in the amount of $1,917,000. The Company intends on financing approximately $1,500,000 of the purchase price.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in the Annual Report on Form 10-K and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
     Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Quarterly Report on Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Quarterly Report on Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
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
Overview
     When comparing the first quarter of 2006 to the first quarter of 2005, we experienced a 47% increase in revenue and a 411% increase in net income. The 2006 first quarter results are indicative of two things. First, that 2005’s first quarter was dramatically slowed by extraordinarily wet weather while the first quarter of 2006 experienced unusually mild and dry weather conditions, which allowed construction of all types to continue with few interruptions. Second, we believe that our increased delivery capability, which resulted from adding new mixer trucks to our fleet in anticipation of new batching facilities coming on line, was effectively put to use. Over the next twelve months, we expect to bring two new batch facilities on line, upgrade an existing batch plant and add additional trucks to our fleet of 165 trucks. These facilities are designed to provide us with the ability to meet the needs of our existing customer base and to meet future demand in our core metropolitan markets of Las Vegas, Nevada and Phoenix, Arizona.
     Our company and the ready-mix industry in general continue to face rising costs for fuel and raw materials as well as occasional spot shortages of cement. We have been able to pass through rising raw material and transportation costs to our customers by increasing our average sales price and adding fuel surcharges. We have mitigated occasional cement shortages by increasing our capacity to transport and store cement. We also strive to maintain cement supply arrangements with numerous suppliers in order to minimize the impact that limited product availability from any one supplier may have on our ability to obtain cement. We are also investigating alternatives and processes to improve the utilization of cement in our mix designs.
     We have noticed the volume of residential activity in our markets, which represents approximately 50% of our ready-mix concrete sales, slowing minimally. We continue to believe that the recent slowing in residential development in the markets we serve is a healthy return to sustainable levels from the brisk pace the housing market has maintained for the past few years. We believe this slowing will ultimately help sustain reasonable long-term growth that will continue to be driven by our market’s population and job growth rates. In addition, our sales force has been successful in replacing reduced residential volumes with work in other sectors of the construction industry. We constantly strive to maintain a balance between residential and commercial revenues to minimize the impact a change in any one construction sector may have on our overall business.
Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe our most critical accounting policies are the collectibility of accounts receivable, the valuation of property, plant and equipment, estimating income taxes and the valuation of stock-based compensation.
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2006 and December 31, 2005 amounted to $254,420 and $259,644, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The decrease in the provision for bad debt for the three months ended March 31, 2006 represented a reduction in the percentage applied to certain revenue and write-offs in the amount of $35,479 during the three months ended March 31, 2006. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.

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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2006, the Company had total deferred tax assets of $.2 million with no valuation allowance and total deferred tax liabilities of $1.7 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using Black-Scholes option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Condensed Financial Statements for a further discussion on stock-based compensation.
Results of Operations
     The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three months ended
	March 31,
(dollars in thousands)	2006		2005
		(Unaudited)
Revenue	$21,025	99.5%	$13,974	97.5%
Related party revenue	107	0.5%	358	2.5%

Total revenue	21,132	100.0%	14,332	100.0%

Gross profit	2,673	12.6%	1,082	7.6%
General and administrative expenses	1,137	5.4%	713	5.0%

Income from operations	1,536	7.3%	369	2.6%
Interest income	93	0.4%	6	0.0%
Interest expense	(29)	-0.1%	(68)	-0.5%
Income tax expense	(590)	-2.8%	(112)	-0.8%

Net income	$1,016	4.8%	$199	1.4%

Depreciation and amortization	$788	3.7%	$567	4.0%
Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005
     Revenue. Revenue improved 47.4% to $21.1 million for the three months ended March 31, 2006, which we refer to as “interim 2006,” from $14.3 million for the three months ended March 31, 2005, which we refer to as “interim 2005.” The improved revenue resulted primarily from a 28.8% increase in the sale of cubic yards of concrete, which we refer to as “units,” complemented by a 15.9% increase in the average unit sales price. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the first quarter was primarily due to favorable weather conditions during the first quarter 2006 when compared to the wet weather experienced in January and February 2005, which had reduced our ability to deliver material to our customers and our customers’ ability to place the material. We provide ready-mix concrete to our related parties. Revenue from related parties for interim 2006 was $.1 million representing .5% of total revenue compared to $.4 million of total revenue in interim 2005. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material. We anticipate additional raw material price increases and additional transport costs associated with those materials during 2006. However, we believe we will be able to pass through the increase in the cost of our raw materials to our customers. Subsequent to interim 2006 we added an additional 20 mixer trucks and intend on adding an additional 10 mixer trucks over the next six months.
     Gross Profit. Gross profit increased to $2.7 million in interim 2006 from $1.1 million in interim 2005 and the gross profit margin increased to 12.6% from 7.6% in the respective periods. The increase in the gross profit margin during interim 2006 was primarily due to favorable weather conditions during the interim 2006 which increased the number of days available to sell ready mix concrete when compared to interim 2005. Although our average unit sales price increased, our fixed costs also increased as a percentage of revenue as a result of our expansion efforts and will continue to increase in the near future until the opening of our third location in Las Vegas, Nevada and our third location in Phoenix, Arizona.

     Depreciation and Amortization. Depreciation and amortization expense increased $.2 million, or 39.0%, to $.8 million for interim 2006 from $.6 million in interim 2005. This increase resulted from the additional plant, equipment and vehicles we placed in service in the later part of 2005 and interim 2006.
     General and Administrative Expenses. General and administrative expenses increased to $1.1 million for interim 2006 from $.7 million for interim 2005. The increase resulted primarily from a $.3 million increase in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits and public company expenses in the amount of $.1 million. Continuing through 2006, general and administrative expenses will increase as it relates to public company expense, primarily legal, printing, communications with our shareholders and accounting fees, which we estimate will be approximately $.4 million total for the year.
     Interest Income and Expense. Interest income for interim 2006 increased to $.09 million from $.01 million for interim 2005 resulting primarily from an increase in invested cash reserves, which resulted from the initial public offering of our common stock. Interest expense decreased in interim 2006 to $.03 million compared to $.07 million for interim 2005. The decrease in interest expense was related to the repayment of related party debt thereby reducing interest expense. We intend to supplement the proceeds of the offering with additional borrowings, which will increase interest expense in future periods.
     Income Taxes. The increase in the income tax provision for interim 2006 to $.6 million compared to an income tax provision of $.1 million for interim 2005 was due to an increase in pre tax income in interim 2006 when compared to interim 2005. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
     Net Income. Net income was $1.0 million for interim 2006 as compared to a net income of $.2 million for interim 2005. The increase in net income resulted from an increase in our sales of cubic yards of concrete, complemented by an increase in the average unit sales price as discussed above.
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
     We currently have a credit facility with CIT which provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The CIT credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of March 31, 2006, our parent company, Meadow Valley and ourselves were compliant with the covenants. As of March 31, 2006, approximately $3.7 million in revolving credit was available under this agreement.
     Over approximately the next 24 months we intend to expand our operations by adding two additional ready-mix production plants, purchasing related production plant equipment and completing site improvements at each of the new sites, which we anticipate using proceeds of our initial public offering and financing the balance utilizing the capital expenditure line of our CIT credit facility. We also intend to lease approximately 20 mixer trucks in addition to the 20 trucks already leased in April of 2006.
     We continue to negotiate the lease for a site in the southwest Phoenix metropolitan area to locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the northwest Las Vegas metropolitan area, should be completed by June 2006.

     As a result of the expansion efforts we have already executed, we have entered into additional debt and operating lease obligations which, in turn, have increased our fixed minimum monthly payments. To date we have not been impacted by this increase in our fixed minimum monthly payment as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in the coming year, but cannot assure that cash inflow from operations will be adequate to provide for the cash outflow needed to service all obligations for our expansion efforts.
     The following table sets forth for the three months ended March 31, 2006 and 2005, certain items from the condensed statements of cash flows.

	Three months ended
	March 31,
	2006	2005
	(Unaudited)
	(dollars in thousands)
Cash flows provided by operating activities	$706	$528
Cash flows used in investing activities	(4,046)	(361)
Cash flows provided by (used in) financing activities	1,468	(706)
     Cash provided by operating activities during interim 2006 of $.7 million represents a $.2 million increase from the amount provided by operating activities during interim 2005. The increase was primarily due to the improved growth in sales, offset by a decrease in our collections when compared to the disbursement of payables.
     Cash used in investing activities during interim 2006 of $4.0 million represents a $3.7 million increase from the amount used in investing activates during interim 2005. Investing activities during interim 2006 was due to capital expenditures of $4.0 million. Investing activities during interim 2005 was due to capital expenditures of $.4 million.
     Cash provided by financing activities during interim 2006 of $1.5 million represents a $2.2 million increase from the amount used in financing activities during interim 2005. Financing activities during interim 2006 included the receipt of proceeds received from notes payable in the amount of $1.8 million and proceeds from Meadow Valley of $.5 million, offset by the repayment of notes payable and capital leases of $.9 million. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $.8 million, offset by the receipt of $.1 million from Meadow Valley.
Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at March 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt	$9,228	$1,990	$3,035	$3,540	$663
Interest payments on long-term debt(1)	1,867	631	868	336	32
Capital lease obligations	636	501	135	—	—
Operating leases	5,120	1,797	2,675	648	—
Purchase obligations	4,993	1,236	2,485	1,272	—
Other long term liabilities (2)	1,203	524	679	—	—

Total contractual obligations	$23,047	$6,679	$9,877	$5,796	$695

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.0% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $110,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate market risk. We purchase commodities, such as cement, aggregates and diesel fuel, at market prices and are not aware of any financial instruments to hedge these commodity prices.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2006. Assuming a 100 basis point increase in the prime interest rate at March 31, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.03 million at March 31, 2006. See Note 4—Notes payable in the accompanying March 31, 2006 financial statements.
Item 4. Controls and Procedures
     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the three months ended March 31, 2006.
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
     The co-managing underwriters of the Offering were Ladenburg Thalmann & Co. Inc. and Wunderlich Securities, Inc.
     Through March 31, 2006, the Company incurred the following expenses in connection with the Offering:

Underwriting discount and commissions	$1,909,600
Registration, filing and listing fees	51,098
Printing costs	190,084
Legal fees and expenses	170,401
Accounting fees and expenses	131,712
Miscellaneous	18,332

Total expenses	$2,471,227

     The net offering proceeds to the Company after deducting the total expenses above were $17,136,273.
     The Company’s use of proceeds through March 31, 2006, conformed to the intended use of proceeds described in the Company’s prospectus related to the Offering. The Company’s intended use of proceeds as stated in its prospectus was the repayment of all amounts due to Meadow Valley, purchase of plant, equipment and land and for general corporate purposes.
     The table below represents the use of proceeds through March 31, 2006:

(dollars in thousands)
Repayment of debt to Meadow Valley	$2,043
Repayment of intercompany income tax allocation payable	2,168
Purchase of plant, equipment and land	5,474
Working capital	7,451

Total expenditures	$17,136

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

READY MIX, INC. (Registrant)
By /s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer May 15, 2006

By /s/ Clint Tryon
Clint Tryon
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) May 15, 2006