Form 10-Q
period 2006-06-30
Ready Mix, Inc.
filed 2006-08-14
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐; Accelerated filer ☐; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of August 8, 2006:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of June 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Statements of Operations (Unaudited) — Six months and three months ended June 30, 2006 and 2005 and Statement of Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Six months ended June 30, 2006 and 2005	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	23

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25
EX-3.2
EX-31.1
EX-31.2
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$10,690,720	$12,110,417
Accounts receivable, net	11,314,035	8,502,504
Inventory	1,102,484	604,906
Prepaid expenses	921,976	1,114,001
Deferred tax asset	189,690	184,591

Total current assets	24,218,905	22,516,419
Property and equipment, net	24,644,776	17,049,210
Refundable deposits	193,830	341,165

Total assets	$49,057,511	$39,906,794

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,842,240	$4,146,636
Accrued liabilities	1,915,362	1,735,287
Notes payable	2,310,239	1,670,643
Obligations under capital leases	476,234	468,972
Due to affiliate	367,686	84,810
Income tax payable	1,058,968	224,514

Total current liabilities	11,970,729	8,330,862
Notes payable, less current portion	9,234,583	5,625,360
Obligations under capital leases, less current portion	16,821	254,946
Deferred tax liability	1,729,472	1,729,472

Total liabilities	22,951,605	15,940,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,713,179	17,632,465
Retained earnings	8,388,919	6,329,881

Total stockholders’ equity	26,105,906	23,966,154

Total liabilities and stockholders’ equity	$49,057,511	$39,906,794

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Revenue	$43,930,234	$31,257,566	$22,905,646	$17,283,715
Revenue — related parties	198,904	559,872	91,968	202,226

Total revenue	44,129,138	31,817,438	22,997,614	17,485,941
Cost of revenue	38,615,605	28,666,170	20,157,039	15,416,723

Gross profit	5,513,533	3,151,268	2,840,575	2,069,218
General and administrative expenses	2,389,236	1,582,267	1,252,565	869,406

Income from operations	3,124,297	1,569,001	1,588,010	1,199,812

Other income (expense):
Interest income	180,038	14,250	87,140	7,891
Interest expense	(63,914)	(130,870)	(34,628)	(62,784)
Other income	13,824	12,289	8,023	9,449

	129,948	(104,331)	60,535	(45,444)

Income before income taxes	3,254,245	1,464,670	1,648,545	1,154,368

Income tax expense	1,195,207	527,281	605,219	415,572

Net income	$2,059,038	$937,389	$1,043,326	$738,796

Basic net income per common share	$0.54	$0.46	$0.27	$0.36

Diluted net income per common share	$0.53	$0.46	$0.27	$0.36

Basic weighted average common shares outstanding	3,807,500	2,025,000	3,807,500	2,025,000

Diluted weighted average common shares outstanding	3,859,660	2,025,000	3,852,732	2,025,000

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2006	3,807,500	$3,808	$17,632,465	$6,329,881

Stock based compensation expense			80,714

Net income for the six months ended June 30, 2006				2,059,038

Balance at June 30, 2006	3,807,500	$3,808	$17,713,179	$8,388,919

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$41,300,076	$31,348,467
Cash paid to suppliers and employees	(37,513,339)	(29,524,052)
Taxes paid	(365,852)	—
Interest received	180,038	14,250
Interest paid	(63,914)	(130,870)

Net cash provided by operating activities	3,537,009	1,707,795

Cash flows from investing activities:
Purchase of property and equipment	(6,580,190)	(816,907)

Net cash used in investing activities	(6,580,190)	(816,907)

Cash flows from financing activities:
Received from due to affiliate	282,876	384,721
Proceeds from notes payable	3,083,540	—
Repayment of notes payable	(1,512,069)	(1,318,489)
Repayment of capital lease obligations	(230,863)	(217,027)

Net cash provided by (used in) financing activities	1,623,484	(1,150,795)

Net decrease in cash and cash equivalents	(1,419,697)	(259,907)
Cash and cash equivalents at beginning of period	12,110,417	1,424,629

Cash and cash equivalents at end of period	$10,690,720	$1,164,722

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,059,038	$937,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655,581	1,151,423
Loss on sale of equipment	6,391	—
Deferred taxes, net	(5,099)	527,281
Stock-based compensation expense	80,714	—
Provision for doubtful accounts	37,746	85,814
Changes in operating assets and liabilities:
Accounts receivable	(2,849,277)	(481,260)
Prepaid expenses	192,025	(284,691)
Inventory	(497,578)	(136,864)
Refundable deposits	147,335	(26,776)
Accounts payable	1,695,604	(247,740)
Accrued liabilities	180,075	183,219
Income tax payable	834,454	—

Net cash provided by operating activities	$3,537,009	$1,707,795

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2005 annual report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2006, and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          Ready Mix, Inc. was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the states of Nevada and Arizona. The Company began operations in March 1997 and is a subsidiary of Meadow Valley Corporation.
     Reclassifications:
          Certain balances as of June 30, 2005 have been reclassified in the accompanying condensed financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders’ equity.
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
     Stock-Based Compensation:
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of the Company’s peer group’s common stock over the expected term of the award. The peer group is used since the Company does not have sufficient historical daily changes in its common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
          Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the condensed financial statements for a further discussion on stock-based compensation.
          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the six months ended June 30, 2005. For purposes of pro forma disclosures, the value of the options are estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method. The following pro forma information sets forth the net income and net income per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the six months ended June 30, 2005:

Six months
ended June 30,
2005
Net income, as reported	$937,389
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	48,438

Pro forma net income	$888,951

Basic net income per common share
As reported	$0.46
Pro forma	0.44
Diluted net income per common share
As reported	$0.46
Pro forma	0.44

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     New Accounting Pronouncements:
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.
2. Stock-Based Compensation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the six months ended June 30, 2005.
          As of June 30, 2006, the Company has the following stock-based compensation plans:
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
          The Company has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2006, 424,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4% - 23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
          No awards were granted during the six months ended June 30, 2006.
          The following table summarizes the stock option activity during the first six months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding June 30, 2006	250,625	$11.12	3.64	$506,741	$460,850

Exercisable June 30, 2006	76,791	$11.00	3.58	$149,742	$150,510

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2006, for those awards that have an exercise price currently below the closing price as of June 30, 2006.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(76,791)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at June 30, 2006	173,834	$2.05

          During the six months ended June 30, 2006 the Company recognized compensation expense of $80,714 and a tax benefit of $5,099, related thereto. As of June 30, 2006, there was $256,518 of total unrecognized compensation cost, net of $11,231 attributable to estimated forfeitures, related to nonvested stock options granted under the Plan. That cost is expected to be recognized over the weighted average period of 3.64 years. The total fair value of 76,791 options vested during the six months ended June 30, 2006, was $150,510. No awards were granted in the six months ended June 30, 2006. During the six months ended June 30, 2006, 2,500 options were forfeited, of which, 833 options were vested.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $2,677,348 and $475,337, respectively.
          During the six months ended June 30, 2006, the Company incurred $80,714 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2006	2005
Note payable, variable interest rate was 7.75% at March 31, 2006, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$—	$12,363

6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	—	4,255

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	11,878	14,307

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	3,119	5,459

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	53,018	61,855

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	24,136	28,159

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	520,869	534,022

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	362,528	371,604

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	20,952	32,380

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	227,128	282,736

5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	—	233,790

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	300,624	307,645

8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	—	43,676

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	22,461	25,309

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	526,676	690,992

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	389,816	511,434

	$2,463,205	$3,159,986

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	June 30,	December 31,
	2006	2005
Total from previous page	$2,463,205	$3,159,986

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	207,821	233,187

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	141,218	166,139

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	392,599	483,198

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	48,473	53,305

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	23,422	25,705

Note payable, variable interest rate was 9.75% at June 30, 2006, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,564,285	1,692,857

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	818,628	—

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,736,813	—

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	13,360	15,893

Line of credit, variable interest rate was 8.5% at June 30, 2006, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest thereafter, collateralized by all of the Company’s assets	1,070,263	1,465,733

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,570,950	—

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,493,785	—

	11,544,822	7,296,003
Less: current portion	(2,310,239)	(1,670,643)

	$9,234,583	$5,625,360

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Following are maturities of long-term debt as of June 30, 2006 for each of the following years:

2007	$2,310,239
2008	2,012,218
2009	2,372,298
2010	1,922,104
2011	1,483,400
Subsequent to 2011	1,444,563

$11,544,822

5. Line of Credit:
          As of June 30, 2006 the Company had a $5,000,000 revolving line of credit agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of June 30, 2006 was 8.5%. The balance outstanding on the line of credit as of June 30, 2006 was $1,070,263 and is reported in Note 4 of these notes to condensed financial statements. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of June 30, 2006, the Company and its Parent company were in compliance with these covenants.
          In addition to the line of credit agreement mentioned above, the Company has also established a capital expenditure commitment in the amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of June 30, 2006, the Company had approximately $5,700,000 of availability under the commitment.
6. Commitments:
          During the six months ended June 30, 2006, the Company extended its office lease with a monthly payment of $8,230. In addition, the Company leased various pieces of equipment, with a combined monthly payment of $76,952. Minimum future rental payments under the non-cancelable operating leases entered into during the six months ended June 30, 2006 for each of the following years are:

2007	$1,005,728
2008	923,428
2009	923,428
2010	923,428
2011	769,523

$4,545,535

          During the six months ended June 30, 2006, the Company extended its purchase agreement with a minimum monthly payment of $20,000. Minimum future purchase agreement payments under the non-cancelable agreement entered into during the six months ended June 30, 2006 for the following year is:

2007	$200,000

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments (Continued):
All of the Company’s assets are pledged as collateral for certain surety bonds of Meadow Valley Contractors, Inc. (“Meadow Valley”). Should Meadow Valley’s assets be insufficient to satisfy these obligations, then our assets could be foreclosed upon in order to satisfy Meadow Valley’s obligations. Based on current facts and circumstances management believes that the likelihood of any default by Meadow Valley is remote, and has no liabilities recorded for these agreements as of June 30, 2006. As of June 30, 2006, the amount of bonds collateralized by our assets was approximately $1.4 million.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.
7. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	3,807,500	2,025,000	3,807,500	2,025,000
Dilutive effect of:
Stock options and warrants	52,160	—	45,232	—

Weighted average common shares outstanding assuming dilution	3,859,660	2,025,000	3,852,732	2,025,000

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the six months ended June 30, 2006 and 2005 the Company had no anti-dilutive common stock equivalents.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
          The Company’s diluted net income per common share for the six months and three months ended June 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 230,375 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. The Company’s diluted net income per common share for the six months and three months ended June 30, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period as no options or warrants were considered “in the money” to purchase common stock.
8. Income Taxes:
          The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating our tax positions.
          The effective income tax rate of approximately 37% for the six months ended June 30, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the six months ended June 30, 2005 differed from the statutory rate, due primarily to state income taxes.

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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
Overview
     Our performance through the first half of 2006 reflects better than normal weather in the first quarter and continuing strong demand for our product into the second quarter. Units of ready mix concrete sales were up approximately 22% in the first half of 2006 compared to the first half of last year. In addition, selling price increases reflected continued strong demand for our product and our ability to pass through rising production and raw material costs. The average sale price of ready mix concrete rose 16% from the first half of 2005. Occasional shortages of certain raw materials, like cement, fly ash and ice, continue to occur, but we believe we have been effective in mitigating their affect. We expect these occasional shortages to reoccur and we will strive to minimize their impact on our operations. We also expect further increases in costs of raw materials later this year which we anticipate we will be able to incorporate into our selling price. Our gross margin improved from 9.9% through the first six months of 2005 to 12.5% in the first six months of this year, in spite of costs associated with a new aggregate production facility and batch plant facility at Lee Canyon in northwest Las Vegas and initiating the installation of a third concrete batching facility in the Phoenix metropolitan area. Typically, new facilities require a number of months of operation to reach profitable levels of volume. To date, bringing these facilities on line has caused only a minimal decrease in gross margin.
          Historically, the portion of our ready mix concrete volume related to the residential sector of the construction industry has been between approximately 50% and 55%. For the first half of 2006, ready mix concrete volumes related to residential have declined to about 50% of our total volume. Residential building activity in 2006, in our markets, as measured by the number of single-family housing permits issued, has decreased more than most forecasts. For example, according to the Arizona Blue Chip Economic Forecast from 2005 to 2006, single family permits in Arizona were forecast to decrease approximately 5.2% while Nevada was expected to increase by 2%. Through the first six months of 2006, according to the U.S. Census Bureau, single family housing permits in metropolitan Phoenix have decreased by nearly 23% and 5.7% in Las Vegas. As evidenced by our increase in unit sales, we have thus far successfully directed our efforts to increase units sold in the commercial, industrial and infrastructure sectors of the construction industry to compensate for the decrease in residential activity. This strength in non-residential sectors of nation-wide construction spending is indicated by the U.S. Census Bureau’s estimated increase of 8.5% (±1.9%) in total construction spending during the first six months of 2006 compared to the first half of 2005. Also according to the U.S. Department of Commerce and as reported by FW Dodge in its Engineering-News Record July 17, 2006 edition, total transportation spending increased 29.8% year over year from May 2005 to May 2006. The Clark County Construction Index for April 2006 as recently published by the Center for Business and Economic Research at the University of Nevada – Las Vegas, posted a double digit growth rate for the tenth consecutive month on a year-over-year basis. We believe that if the residential decline is not too severe or prolonged, that the demand for our product in non-residential construction should compensate for the weaker housing market. However, if we are unable to continue successfully capturing volume from non-residential construction projects, our volumes in the 3rd and possibly the 4th quarter could be negatively impacted. Thus far, as mentioned above, we have been successful in adjusting our mix of customers, but can not assure that our volume or average unit price will continue to grow at its recent historic pace.
New Accounting Pronouncements
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company’s consolidated financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Company does not expect SFAS No. 156 will have a material effect on its financial statements.

          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a material effect on its financial statements.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe our most critical accounting policies are the collectibility of accounts receivable, the valuation of property and equipment, estimating income taxes and the valuation of stock-based compensation.
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2006 and December 31, 2005 amounted to $297,390 and $259,644, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The increase in the provision for bad debt for the six months ended June 30, 2006 represented our historic bad debt expense as a percentage applied to certain revenue, less write-offs in the amount of $35,479 during the six months ended June 30, 2006. Should our estimate for the provision of bad debt be insufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was determined to be over estimated.
          We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
          We also review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of

June 30, 2006, the Company had total deferred tax assets of $.2 million with no valuation allowance and total deferred tax liabilities of $1.7 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six months ended				Three months ended
	June 30,				June 30,
	2006		2005		2006		2005
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue	$43,930	99.6%	$31,257	98.2%	$22,906	99.6%	$17,284	98.8%
Related party revenue	199	0.4%	560	1.8%	92	0.4%	202	1.2%

Total revenue	44,129	100.0%	31,817	100.0%	22,998	100.0%	17,486	100.0%

Gross profit	5,513	12.5%	3,151	9.9%	2,841	12.4%	2,069	11.8%
General and administrative expenses	2,389	5.4%	1,582	5.0%	1,253	5.5%	869	5.0%

Income from operations	3,124	7.1%	1,569	4.9%	1,588	6.9%	1,200	6.8%
Interest income	180	0.4%	14	0.0%	87	0.4%	8	0.1%
Interest expense	(64)	-0.1%	(131)	-0.4%	(35)	-0.2%	(63)	-0.4%
Income tax expense	(1,195)	-2.7%	(527)	-1.6%	(605)	-2.6%	(416)	-2.4%

Net income	$2,059	4.7%	$937	2.9%	$1,043	4.5%	$739	4.2%

Depreciation and amortization	$1,656	3.8%	$1,151	3.6%	$867	3.8%	$584	3.4%

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005
          Revenue. Revenue improved 38.7% to $44.1 million for the six months ended June 30, 2006, which we refer to as “interim 2006,” from $31.8 million for the six months ended June 30, 2005, which we refer to as “interim 2005.” The improved revenue resulted primarily from a 21.5% increase in the sale of cubic yards of concrete, which we refer to as “units,” complemented by a 16.4% increase in the average unit sales price. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the interim 2006 was primarily due to favorable weather conditions during the first quarter 2006 when compared to the wet weather experienced in January and February 2005, an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours. We provide ready-mix concrete to our related parties. Revenue from related parties for interim 2006 was $.2 million representing less than 1% of total revenue compared to $.6 million of total revenue in interim 2005. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material. We anticipate additional raw material price increases and additional transport costs associated with those materials during 2006. However, we believe we will be able to pass through the increase in the cost of our raw materials to our customers. We intend on adding an additional 10 mixer trucks over the next six months.
          Gross Profit. Gross profit increased to $5.5 million in interim 2006 from $3.2 million in interim 2005 and the gross profit margin increased to 12.5% from 9.9% in the respective periods. The increase in the gross profit margin during interim 2006 was primarily due to the increased productivity which was generated on an equivalent fixed asset basis when compared to interim 2005. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our expansion efforts our fixed costs will increase in the near future as the Lee Canyon Pit in northwest Las Vegas, Nevada becomes operational and our third ready mix production facility in Phoenix, Arizona opens.
          Depreciation and Amortization. Depreciation and amortization expense increased $.5 million, or 44.0%, to $1.7 million for interim 2006 from $1.2. million in interim 2005. This increase resulted from the additional plant, equipment and vehicles we placed in service in the later part of 2005 and interim 2006.
          General and Administrative Expenses. General and administrative expenses increased to $2.4 million for interim 2006 from $1.6 million for interim 2005. The increase resulted primarily from a $.5 million increase in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, public company expenses in the amount of $.2 million and increased insurance expense in the amount of $.1 million. Continuing through 2006, general and administrative expenses will increase as it relates to public company expense, which consists primarily of legal, printing, communications with our shareholders and accounting fees, which we estimate will be approximately $.4 million total for the year.
          Interest Income and Expense. Interest income for interim 2006 increased to $.18 million from $.01 million for interim 2005, resulting primarily from an increase in invested cash reserves, which resulted from the initial public offering of our common stock. Interest expense decreased in interim 2006 to $.06 million compared to $.13 million for interim 2005. The decrease in interest expense was related to the repayment of related party debt thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which will increase interest expense in future periods.
          Income Taxes. The increase in the income tax provision for interim 2006 to $1.2 million compared to an income tax provision of $.5 million for interim 2005 was due to an increase in pre-tax income in interim 2006 when compared to interim 2005. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net Income. Net income was $2.1 million for interim 2006 as compared to a net income of $.9 million for interim 2005. The increase in net income resulted from an increase in our sales of cubic yards of concrete, complemented by an increase in the average unit sales price as discussed above.

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005
          Revenue. Revenue improved 31.5% to $23.0 million for the three months ended June 30, 2006, which we refer to as “2nd quarter 2006,” from $17.5 million for the three months ended June 30, 2005, which we refer to as “2nd quarter 2005.” The improved revenue resulted primarily from a 15.4% increase in the sale of cubic yards of concrete, which we refer to as “units,” complemented by a 16.9% increase in the average unit sales price. The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the 2nd quarter 2006 was primarily due to an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours. We provide ready-mix concrete to our related parties. Revenue from related parties in 2nd quarter 2006 was $.1 million representing .4% of total revenue compared to $.2 million of total revenue in 2nd quarter 2005. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given quarter, but are not anticipated to be material. During 2nd quarter 2006 we leased an additional 30 mixer trucks in anticipation of future volume growth.
          Gross Profit. Gross profit increased to $2.8 million in 2nd quarter 2006 from $2.1 million in 2nd quarter 2005, and the gross profit margin increased to 12.4% from 11.8% in the respective periods. The increase in the gross profit margin during 2nd quarter 2006 was primarily due to an increase in our average unit sales price, while our fixed costs, which were only slightly higher when compared with the same period in 2005, were allocated over the higher volume, thereby reducing the average fixed cost per unit sold.
          Depreciation and amortization. Depreciation and amortization expense increased $.3 million, or 48.5%, to $.9 million for 2nd quarter 2006 from $.6 million in 2nd quarter 2005. This increase is attributable to additional plant, equipment and vehicles we placed in service in the later part of 2005 and interim 2006.
          General and Administrative Expenses. General and administrative expenses increased to $1.3 million for 2nd quarter 2006 from $.9 million for 2nd quarter 2005. The increase resulted primarily from a $.2 million increase in administrative salaries, wages, bonuses, related payroll taxes and benefits and public company expenses in the amount of $.1 million.
          Interest Income and Expense. Interest income for 2nd quarter 2006 increased to $0.09 million from $.01 million for 2nd quarter 2005, resulting primarily from an increase in invested cash reserves. Interest expense decreased in 2nd quarter 2006 to $.04 million compared to $.6 million for 2nd quarter 2005. The decrease in interest expense was related to the repayment of related party debt thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which will increase interest expense in future periods.
          Income taxes. The increase in the income tax provision for 2nd quarter 2006 to $.6 million compared to an income tax provision of $.4 million for 2nd quarter 2005 was due to an increase in pre-tax income in 2nd quarter 2006 when compared to 2nd quarter 2005. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net income. Net income was $1.0 million for 2nd quarter 2006 as compared to a net income of $.7 million for 2nd quarter 2005. The increase in net income resulted from an increase in our average unit sales price as discussed above.
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
     We currently have a credit facility with CIT which provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The CIT credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of June 30, 2006, our parent company, Meadow Valley and ourselves were compliant with the covenants. As of June 30, 2006, approximately $3.9 million in revolving credit was available under this agreement and approximately $5.7 million was available through the capital expenditure commitment.
     Over approximately the next 18 months we intend to expand our operations by adding two additional ready-mix production plants, purchasing related production plant equipment and completing site improvements at each of the new sites, which we anticipate using cash flow from operations and financing the balance utilizing the capital expenditure commitment available to us by CIT. We also intend to lease an additional 10 mixer trucks within the next six months.
     We continue to negotiate the lease for a site in the southwest Phoenix metropolitan area to locate a third ready-mix facility. Construction of a ready-mix production facility, as part of our expansion plan in the northwest Las Vegas metropolitan area, was completed in July 2006. We anticipate the completion of our Northwest Las Vegas crushing and screening operation to be complete in October 2006.
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
     The following table sets forth for the six months ended June 30, 2006 and 2005, certain items from the condensed statements of cash flows.

	Six months ended
	June 30,
	2006	2005
(dollars in thousands)	(Unaudited)
Cash flows provided by operating activities	$3,537	$1,708
Cash flows used in investing activities	(6,580)	(817)
Cash flows provided by (used in) financing activities	1,623	(1,151)
     Cash provided by operating activities during interim 2006 of $3.5 million represents a $1.8 million increase from the amount provided by operating activities during interim 2005. The increase was primarily due to the improved growth in sales, offset by a decrease in our collections when compared to the disbursement of payables.
     Cash used in investing activities during interim 2006 of $6.6 million represents a $5.8 million increase from the amount used in investing activities during interim 2005. Investing activities during interim 2006 was due to capital expenditures of $6.6 million. Investing activities during interim 2005 was due to capital expenditures of $.8 million.
     Cash provided by financing activities during interim 2006 of $1.6 million represents a $2.8 million increase from the amount used in financing activities during interim 2005. Financing activities during interim 2006 included the receipt of proceeds received from notes payable in the amount of $3.1 million and proceeds from Meadow Valley of $.3 million, offset by the repayment of notes payable and capital leases of $1.7 million. Financing activities during interim 2005 included the repayment of notes payable and capital lease obligations of $1.5 million, offset by the receipt of $.4 million from Meadow Valley.

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at June 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations

Long-term debt	$11,545	$2,310	$4,385	$3,406	$1,444
Interest payments on long-term debt (1)	2,737	726	1,020	490	501
Capital lease obligations	520	501	19	—	—
Operating leases	9,091	2,634	4,303	2,154	—
Purchase obligations	4,861	1,428	2,488	945	—
Other long term liabilities (2)	1,072	524	548	—	—

Total contractual obligations	$29,826	$8,123	$12,763	$6,995	$1,945

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $110,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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
     Our operations are likely to be affected by the level of general construction activity, including the level of interest rates and availability of funds for construction projects. A significant decrease in the level of general construction activity in any of the metropolitan areas that we service may have a material adverse effect on our sales and earnings.
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

     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2006. Assuming a 100 basis point increase in the prime interest rate at June 30, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.03 million at June 30, 2006. See Note 4—Notes payable in the accompanying June 30, 2006 condensed financial statements.
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
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the six months ended June 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders on June 13, 2006, nominees for Directors as listed in the proxy statement, to hold office for a one year term, expiring 2007 or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of Common Stock with the following vote:

	Affirmative	Authority	Broker non-
Directors	Votes	Withheld	votes/Abstentions
Charles E. Cowan	3,738,215	9,683	—
Charles R. Norton	3,591,374	9,524	—
Dan H. Stewart	3,591,215	9,683	—
Don A. Patterson	3,591,215	9,683	—
Bradley E. Larson	3,480,781	120,117	—
Robert R. Morris	3,480,915	119,983	—
Kenneth D. Nelson	3,480,915	119,983	—
     A proposal to ratify the selection of Semple and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the holders of Common Stock with the following vote:

Affirmative	Against	Authority	Broker non-
Votes	Votes	Withheld	votes/Abstentions
3,736,835	1,997	9,066	—
Item 5. Other Information
     None
Item 6. Exhibits
     Exhibits:

3.2	Amended Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act as of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READY MIX, INC.
(Registrant)

By	/s/ Bradley E. Larson Bradley E. Larson
Chief Executive Officer
August 14, 2006

By	/s/ Clint Tryon Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
August 14, 2006

Index to Exhibits

3.2	Amended Bylaws of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.