Form 10-Q
period 2006-09-30
Ready Mix, Inc.
filed 2006-11-14
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐; Accelerated filer ☐; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of November 1, 2006:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of September 30, 2006 (Unaudited) and December 31, 2005	3

Condensed Statements of Operations (Unaudited) — Nine months and three months ended September 30, 2006 and 2005 and Statement of Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2006 and 2005	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26
EX-31.1
EX-31.2
EX-732.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,723,473	$12,110,417
Accounts receivable, net	10,368,551	8,502,504
Inventory	1,384,653	604,906
Prepaid expenses	1,052,988	1,114,001
Deferred tax asset	192,240	184,591

Total current assets	22,721,905	22,516,419
Property and equipment, net	24,999,016	17,049,210
Refundable deposits	658,338	341,165

Total assets	$48,379,259	$39,906,794

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,910,650	$4,146,636
Accrued liabilities	2,211,015	1,735,287
Notes payable	2,377,594	1,670,643
Obligations under capital leases	365,720	468,972
Due to affiliate	20,732	84,810
Income tax payable	355,170	224,514

Total current liabilities	11,240,881	8,330,862
Notes payable, less current portion	8,573,355	5,625,360
Obligations under capital leases, less current portion	9,201	254,946
Deferred tax liability	1,729,472	1,729,472

Total liabilities	21,552,909	15,940,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,753,535	17,632,465
Retained earnings	9,069,007	6,329,881

Total stockholders’ equity	26,826,350	23,966,154

Total liabilities and stockholders’ equity	$48,379,259	$39,906,794

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Revenue	$64,349,284	$49,965,790	$20,419,050	$18,708,224
Revenue — related parties	372,867	703,186	173,963	143,314

Total revenue	64,722,151	50,668,976	20,593,013	18,851,538
Cost of revenue	57,287,589	45,074,022	18,671,984	16,407,852

Gross profit	7,434,562	5,594,954	1,921,029	2,443,686
General and administrative expenses	3,291,073	2,153,774	901,837	571,507

Income from operations	4,143,489	3,441,180	1,019,192	1,872,179

Other income (expense):
Interest income	297,171	65,516	117,133	51,266
Interest expense	(115,943)	(191,768)	(52,029)	(60,898)
Other income (expense)	10,882	16,192	(2,942)	3,903

	192,110	(110,060)	62,162	(5,729)

Income before income taxes	4,335,599	3,331,120	1,081,354	1,866,450
Income tax expense	1,596,473	1,199,203	401,266	671,922

Net income	$2,739,126	$2,131,917	$680,088	$1,194,528

Basic net income per common share	$0.72	$0.94	$0.18	$0.43

Diluted net income per common share	$0.71	$0.93	$0.18	$0.42

Basic weighted average common shares outstanding	3,807,500	2,270,417	3,807,500	2,761,250

Diluted weighted average common shares outstanding	3,842,273	2,290,073	3,807,500	2,820,220

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2006	3,807,500	$3,808	$17,632,465	$6,329,881
Stock based compensation expense			121,070
Net income for the nine months ended September 30, 2006				2,739,126

Balance at September 30, 2006	3,807,500	$3,808	$17,753,535	$9,069,007

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$62,881,516	$49,370,122
Cash paid to suppliers and employees	(56,628,845)	(45,892,202)
Taxes paid	(1,473,466)	(2,168,367)
Interest received	297,171	65,516
Interest paid	(115,943)	(191,768)

Net cash provided by operating activities	4,960,433	1,183,301

Cash flows from investing activities:
Purchase of property and equipment	(7,731,132)	(2,496,214)
Proceeds from sale of property and equipment	8,500	—

Net cash used in investing activities	(7,722,632)	(2,496,214)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	17,747,900
Offering costs from the issuance of common stock	—	(597,081)
Repayment of due to affiliate	(64,078)	(1,358,093)
Proceeds from notes payable	3,083,540	543,598
Repayment of notes payable	(2,295,210)	(2,028,642)
Repayment of capital lease obligations	(348,997)	(328,082)

Net cash provided by financing activities	375,255	13,979,600

Net increase (decrease) in cash and cash equivalents	(2,386,944)	12,666,687
Cash and cash equivalents at beginning of period	12,110,417	1,424,629

Cash and cash equivalents at end of period	$9,723,473	$14,091,316

Reconciliation of net income to net cash provided by operating activities:
Net income	$2,739,126	$2,131,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,635,501	1,752,135
Loss on sale of equipment	3,941	—
Intercompany income tax allocation payable	—	(1,298,367)
Deferred taxes, net	(7,649)	329,203
Stock-based compensation expense	121,070	—
Provision for doubtful accounts	(10,589)	(278,390)
Changes in operating assets and liabilities:
Accounts receivable	(1,855,458)	(1,315,046)
Prepaid expenses	61,013	(131,420)
Inventory	(779,747)	(34,314)
Refundable deposits	(317,173)	(133,422)
Accounts payable	1,764,014	(202,488)
Accrued liabilities	475,728	363,493
Income tax payable	130,656	—

Net cash provided by operating activities	$4,960,433	$1,183,301

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2005 annual report filed on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2006, and the results of our operations and cash flows for the periods presented. The December 31, 2005 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
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
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company calculated using the treasury stock method.
     Stock-Based Compensation:
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
          The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the nine months ended September 30, 2005. For purposes of pro forma disclosures, the value of the options are estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method. The following pro forma information sets forth the net income and net income per share assuming that the Company had used the SFAS 123 fair value method in accounting for stock options during the nine months ended September 30, 2005:

Nine months ended
September 30,
2005
Net income, as reported	$2,131,917
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	72,657

Pro forma net income	$2,059,260

Basic net income per common share
As reported	$0.94
Pro forma	0.91
Diluted net income per common share
As reported	$0.93
Pro forma	0.90
     New Accounting Pronouncements:
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The Company does not expect SAB No. 108 will have a material effect on its financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     New Accounting Pronouncements (Continued):
          In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in the Company’s 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires the Company to measure the funded status of defined benefit and retiree medical plans as of the Company’s year-end balance sheet date no later than 2008. The Company does not expect SFAS No. 158 will have a material effect on its financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN No. 48 on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.
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

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the nine months ended September 30, 2005.
          As of September 30, 2006, the Company has the following stock-based compensation plan:
     Equity Incentive Plan
          In 2005, the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) and other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          The Company has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2006, 424,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards prior to
January 1, 2006
Dividend yield	0%
Expected volatility	21.4% - 23.3%
Weighted-average volatility	21.55%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.02
     No awards were granted during the nine months ended September 30, 2006.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the stock option activity during the first nine months of fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding September 30, 2006	250,625	$11.12	3.39	$506,741	$—

Exercisable September 30, 2006	76,791	$11.00	3.33	$149,742	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2006, for those awards that have an exercise price currently below the closing price as of September 30, 2006. Awards with an exercise price above the closing price as of September 30, 2006 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	—	—
Vested	(76,791)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at September 30, 2006	173,834	$2.05

          During the nine months ended September 30, 2006 the Company recognized compensation expense of $121,070 and a tax benefit of $7,648, related thereto. As of September 30, 2006, there was $216,161 of total unrecognized compensation cost, net of $9,359 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 3.39 years. The total fair value of 76,791 options vested during the nine months ended September 30, 2006, was $149,742. No awards were granted in the nine months ended September 30, 2006. During the nine months ended September 30, 2006, 2,500 options were forfeited, of which, 833 options were vested.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $2,866,616 and $2,330,997, respectively.
          During the nine months ended September 30, 2006, the Company incurred $121,070 in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
     Notes payable consists of the following:

	September 30,	December 31,
	2006	2005
Note payable, variable interest rate was 7.75% at March 31, 2006, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$—	$12,363

6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	—	4,255

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	10,636	14,307

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	1,950	5,459

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	48,511	61,855

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	22,084	28,159

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	514,222	534,022

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	357,943	371,604

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	15,238	32,380

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	198,776	282,736

5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	—	233,790

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	297,149	307,645

8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	—	43,676

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	21,006	25,309

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	442,468	690,992

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	327,490	511,434

	$2,257,473	$3,159,986

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following (Continued):

	September 30,	December 31,
	2006	2005
Total from previous page	$2,257,473	$3,159,986

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	194,855	233,187

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	128,757	166,139

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	347,299	483,198

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	45,994	53,305

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	22,251	25,705

Note payable, variable interest rate was 9.75% at September 30, 2006, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,500,000	1,692,857

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	775,542	—

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,645,402	—

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	12,065	15,893

Line of credit, variable interest rate was 8.50% at September 30, 2006, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	860,263	1,465,733

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,492,402	—

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,480,135	—

	$10,762,438	$7,296,003

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following (Continued):

	September 30,	December 31,
	2006	2005
Total from previous page	$10,762,438	$7,296,003

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	161,867	—

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	26,644	—

	10,950,949	7,296,003
Less: current portion	(2,377,594)	(1,670,643)

	$8,573,355	$5,625,360

     Following are maturities of long-term debt as of September 30, 2006 for each of the following years:

2007	$2,377,594
2008	1,873,769
2009	2,725,628
2010	1,658,281
2011	958,994
Subsequent to 2011	1,356,683

$10,950,949

5. Line of Credit:
          As of September 30, 2006 the Company had a $5,000,000 revolving line of credit agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of September 30, 2006 was 8.5%. The balance outstanding on the line of credit as of September 30, 2006 was $860,263 and is reported in Note 4 of these notes to condensed financial statements. The credit agreement provides for interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. The CIT credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent company. Under the terms of the agreement, our parent company, Meadow Valley, is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). The Company is also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of September 30, 2006, the Company and our parent company were compliant with the covenants.
          In addition to the line of credit agreement mentioned above, the Company has also established a capital expenditure commitment in the amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of September 30, 2006, the Company had approximately $5,600,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          During the nine months ended September 30, 2006, the Company extended its office lease for one year with a monthly payment of $8,230. In addition, the Company leased various pieces of equipment, with a combined monthly payment of $76,952. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2006 for each of the following years are:

2007	$981,038
2008	923,428
2009	923,428
2010	923,428
2011	538,666

$4,289,988

          During the nine months ended September 30, 2006, the Company extended purchase agreements with a minimum monthly payment of $22,500. Minimum future purchase agreement payments under the non-cancelable agreement entered into during the nine months ended September 30, 2006 for the following year is:

2007	$167,500

          All of the Company’s assets are pledged as collateral for certain surety bonds of Meadow Valley Contractors, Inc. (“Meadow Valley”). Should Meadow Valley’s assets be insufficient to satisfy these obligations, then our assets could be foreclosed upon in order to satisfy Meadow Valley’s obligations. Based on current facts and circumstances management believes that the likelihood of any default by Meadow Valley is remote, and has no liabilities recorded for these agreements as of September 30, 2006. As of September 30, 2006, the amount of bonds collateralized by our assets was approximately $.4 million.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2006.

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
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding	3,807,500	2,270,417	3,807,500	2,761,250
Dilutive effect of:
Stock options and warrants	34,773	19,656	—	58,970

Weighted average common shares outstanding assuming dilution	3,842,273	2,290,073	3,807,500	2,820,220

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months ended September 30, 2006 and 2005 the Company had no anti-dilutive common stock equivalents. For the quarter ended September 30, 2006, the Company had options outstanding to purchase 250,625 shares of common stock and warrants outstanding to purchase 116,250 shares of common stock, which were not included in our earnings per share calculation as they were anti-dilutive. For the quarter ended September 30, 2005, the Company had no anti-dilutive common stock equivalents.
          The Company’s diluted net income per common share for the nine months and three months ended September 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 230,375 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. The Company’s diluted net income per common share for the nine months and three months ended September 30, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 232,875 shares of common stock at $11.00 per share.
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
          The effective income tax rate of approximately 37% for the nine months ended September 30, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 36% for the nine months ended September 30, 2005 differed from the statutory rate, due primarily to state income taxes.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
9. Subsequent Events:
          During October 2006, the Company leased 10 additional mixer trucks, with a monthly payment of $24,809. The operating lease expires October 20, 2011.
          During November 2006, the Company entered into an agreement to purchase aggregate products with an annual minimum payment of $2,400,000. The agreement expires November 1, 2016 and can be extended if mutually agreed to by the Company and the other party.
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
General
          The following is management’s discussion and analysis of certain significant factors affecting our financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.
          We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, we supply rock and sand for our Las Vegas area ready-mix plants. The quarry supplies all of our sand and approximately 60% of the coarse aggregate requirements of our Nevada operations. Also at our quarry we manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. In the Phoenix metropolitan area, all three of our existing ready-mix plants are currently supplied rock and sand from third parties.
Overview
          The decline in residential construction activity is one of the primary concerns of the ready-mix concrete industry. In terms of population and job growth, two key indicators of housing demand, the markets we serve include two of the fastest growing geographic locations in the nation, the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The homebuilding activity in these two locales was fueled by this growth and was further accelerated by home buying by non-resident real estate investors. These factors helped to create extremely high demand for housing, which, in turn, created high demand for ready-mix concrete. We believe that this extraordinary demand in the homebuilding sector in our geographic market created more room for decline and it is proving factual. According to RL Brown Housing Reports, single family permits in metropolitan Phoenix declined 27.2% year to date through September 2006. Likewise, according to The Las Vegas Housing Market Letter single family permits in Las Vegas have dropped 21.5% through September for 2006. The Western Blue Chip Economic Forecast published by W. P. Carey School of Business at Arizona State University forecasts that the housing sector is not expected to recover in 2006 or 2007, with housing permits in Arizona expected to decline by 11.6% from 2005 to 2006 and 6.1% from 2006 to 2007 and Nevada’s single-family permits to decline 1.1% from 2005 to 2006 and remain flat from 2006 to 2007. The same Western Blue Chip Economic Forecast predicts that population will increase 2.9% in Arizona and 3.6% in Nevada from 2006 to 2007, an indication that the housing sector is expected to rebound once existing inventories of new and resale homes decline. Fortunately, private non-residential construction is experiencing considerable demand. Total value of private non-residential construction put-in-place as reported by the Engineering News-Record October 16, 2006 issue for the first eight months of this year is up 17% compared to the same period in the prior year. This non-residential construction activity has lessened the impact of the residential construction decline in our markets.
          At first glance, our performance for the first nine months of the year would indicate that we have managed to minimize the impact of the housing slowdown. Compared to the first nine months of last year, revenue and units sold (in cubic yards of ready-mix concrete) are up 27.7% and 11.8% respectively, gross profit is up 32.9%, gross margin improved from 11.0% to 11.5% and net income is up 28.5%. These are positive results that we are very pleased with. Abnormally mild weather in this year’s first quarter and increased demand in the non-residential sector helped contribute to these favorable comparisons. Despite this positive performance, there are indications that our business is being impacted by forces in the market. For example, comparing the third quarter of 2006 to the same period in 2005, revenue growth slowed to a 9.2% increase and total units sold declined by 5.0%. A comparison of sequential quarters, third quarter of 2006 compared to second quarter of 2006, reveals that revenue and total units sold actually decreased 10.5% and 12.8% respectively, in spite of a 2.5% increase in average selling price. With respect to profitability, gross profit declined 21.4% from the third quarter of 2005 compared to the third quarter of 2006 and when comparing sequential quarters, gross profit declined 32.4% between the second quarter and third quarter of this year. For the same periods of comparison, gross margin dropped from 13.0% in the third quarter of 2005 to 9.3% in the third quarter of 2006 and went from 12.4% in the second quarter of 2006 to 9.3% in the third quarter of 2006. The primary cause for the decline in profitability has been a combination of reduction in units sold and the burden of starting new operating sites, namely, the Lee Canyon site and the Southwest Phoenix location and the addition of mixer trucks to service those batch plants. Lee Canyon, in particular, has taken longer to bring online due to specialized equipment needed for crushing and screening the rock and sand at this location. Lee Canyon will continue to strain our profit margin until we begin producing rock and sand on site which is expected to occur in December 2006. In the meantime, the cost of trucking aggregates to this site have caused us to minimize the amount of deliveries from this location.
          Average selling price has continued upward, with a 16.4% increase when comparing the third quarter of 2006 to the third quarter of 2005, and, as previously indicated, the average selling price also increased by 2.5% between the second and third quarter of this year. For now, shortages of raw materials are not affecting our operations.

New Accounting Pronouncements
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. We do not expect SAB No. 108 will have a material effect on our financial statements.
          In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. SFAS No. 158 also requires us to measure the funded status of defined benefit and retiree medical plans as of our year-end balance sheet date no later than 2008. We do not expect SFAS No. 158 will have a material effect on our financial statements.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We do not expect SFAS No. 157 will have a material effect on our financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN No. 48 on our financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that will become effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on our financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. We do not expect SFAS No. 156 will have a material effect on our financial statements.
          The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. We do not expect SFAS No. 155 will have a material effect on our financial statements.
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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2006 and December 31, 2005 amounted to $249,055 and $259,644, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The decrease in the provision for bad debt for the nine months ended September 30, 2006 represented our historic bad debt expense as a percentage applied to certain revenue, less write-offs in the amount of $47,946 during the nine months ended September 30, 2006. Should our estimate for the provision of bad debt be insufficient to allow for the write-off of future bad debts, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was determined to be over estimated.
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
          We also review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2006, we had total deferred tax assets of $.2 million with no valuation allowance and total deferred tax liabilities of $1.7 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Nine months ended				Three months ended
	September 30,				September 30,
	2006		2005		2006		2005
(dollars in thousands)		(Unaudited)			(Unaudited)
Revenue	$64,349	99.4%	$49,966	98.6%	$20,419	99.2%	$18,708	99.2%
Related party revenue	373	0.6%	703	1.4%	174	0.8%	144	0.8%

Total revenue	64,722	100.0%	50,669	100.0%	20,593	100.0%	18,852	100.0%

Gross profit	7,435	11.5%	5,595	11.0%	1,921	9.3%	2,444	13.0%
General and administrative expenses	3,291	5.1%	2,154	4.2%	902	4.4%	572	3.0%

Income from operations	4,143	6.4%	3,441	6.8%	1,019	4.9%	1,872	10.0%
Interest income	297	0.5%	66	0.1%	117	0.6%	51	0.3%
Interest expense	(116)	-0.2%	(192)	-0.4%	(52)	-0.3%	(61)	-0.3%
Income tax expense	(1,596)	-2.5%	(1,199)	-2.4%	(401)	-1.9%	(672)	-3.6%

Net income	$2,739	4.2%	$2,132	4.2%	$680	3.3%	$1,195	6.3%

Depreciation and amortization	$2,636	4.1%	$1,752	3.5%	$980	4.8%	$601	3.2%
Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005
          Revenue. Revenue improved 27.7% to $64.7 million for the nine months ended September 30, 2006, which we refer to as “interim 2006,” from $50.7 million for the nine months ended September 30, 2005, which we refer to as “interim 2005.” The improved revenue resulted primarily from a 16.1% increase in the average unit sales price, complemented by an 11.8% increase in the sale of cubic yards of concrete which we refer to as “units.” The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The increased volume in the interim 2006 was primarily due to an increased number of mixer trucks in our fleet and our blend of customers allowing the delivery of our product during non-peak hours. We provide ready-mix concrete to our related parties. Revenue from related parties for interim 2006 was $.4 million representing less than 1% of total revenue compared to $.7 million of total revenue in interim 2005. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not anticipated to be material. We anticipate raw material prices will stabilize in the near future, as well as the transport costs associated with those materials. We have added an additional 10 mixer trucks subsequent to the nine months ended September 30, 2006.
          Gross Profit. Gross profit increased to $7.4 million in interim 2006 from $5.6 million in interim 2005 and the gross profit margin increased to 11.5% from 11.0% in the respective periods. The increase in the gross profit margin during interim 2006 was due to favorable weather conditions in the first quarter and pricing. The average unit price increased greater than the average variable unit cost. We anticipate that as a result of our expansion efforts our fixed costs will continue to increase in the near future as the Lee Canyon Pit in northwest Las Vegas, Nevada and southwest Phoenix plant become operational and begin to generate sufficient revenue to offset their fixed costs.
          Depreciation and Amortization. Depreciation and amortization expense increased $.9 million, or 50.4%, to $2.6 million for interim 2006 from $1.8 million in interim 2005. This increase resulted from the additional plant, equipment and vehicles we placed in service in interim 2006.
          General and Administrative Expenses. General and administrative expenses increased to $3.3 million for interim 2006 from $2.2 million for interim 2005. The increase resulted primarily from a $.4 million increase in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, public company expenses in the amount of $.2 million, increased insurance expense in the amount of $.1 million and a $.3 million increase in bad debt expense. Continuing through 2006, general and administrative expenses will increase as it relates to public company expense, which consists primarily of legal, printing, communications with our shareholders and accounting fees, which we estimate will be approximately $.4 million total for the year.
          Interest Income and Expense. Interest income for interim 2006 increased to $.30 million from $.07 million for interim 2005, resulting primarily from an increase in invested cash reserves, which resulted from the initial public offering of our common stock. Interest expense decreased in interim 2006 to $.12 million compared to $.19 million for interim 2005. The decrease in interest expense was related to the repayment of related party debt thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which will increase interest expense in future periods.
          Income Taxes. The increase in the income tax provision for interim 2006 to $1.6 million compared to an income tax provision of $1.2 million for interim 2005 was due to an increase in pre-tax income in interim 2006 when compared to interim 2005. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net Income. Net income was $2.7 million for interim 2006 as compared to a net income of $2.1 million for interim 2005. The increase in net income resulted from an increase in our sales of cubic yards of concrete, complemented by an increase in the average unit sales price as discussed above.
Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005
          Revenue. Revenue improved 9.2% to $20.6 million for the three months ended September 30, 2006, which we refer to as “3rd quarter 2006,” from $18.9 million for the three months ended September 30, 2005, which we refer to as “3rd quarter 2005.” The improved revenue resulted primarily from a 16.4% increase in the average unit sales price, offset by a 5% decrease in the sale of cubic yards of concrete, which we refer to as “units.” The increased average unit sales price reflects our ability to pass on additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in the 3rd quarter 2006 was primarily due to the slowing demand in the housing sector. We were, however, able to minimize the declined demand from the housing sector by adjusting our blend of customers. We provide ready-mix concrete to our related parties. Revenue from related parties in 3rd quarter 2006 was $.2 million representing .8% of total revenue compared to $.1 million of total revenue in 3rd quarter 2005. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related parties. Based on that criteria, future sales to related parties could increase or decrease in any given quarter, but are not anticipated to be material.
          Gross Profit. Gross profit decreased to $1.9 million in 3rd quarter 2006 from $2.4 million in 3rd quarter 2005, and the gross profit margin decreased to 9.3% from 13.0% in the respective periods. The decrease in the gross profit margin during 3rd quarter 2006 was primarily due to a decrease in our average units sold when compared to 3rd quarter 2005. In addition, to the decrease in the average units sold, we continue to experience increased costs associated with the expansion efforts, namely the Lee Canyon Pit in northwest Las Vegas, Nevada and southwest Phoenix plant, and the addition of mixer trucks to service those batch plants.
          Depreciation and amortization. Depreciation and amortization expense increased $.4 million, or 63.1%, to $1.0 million for 3rd quarter 2006 from $.6 million in 3rd quarter 2005. This increase is attributable to additional plant, equipment and vehicles we placed in service in the 4th quarter of 2005 and interim 2006.
          General and Administrative Expenses. General and administrative expenses increased to $.9 million for 3rd quarter 2006 from $.6 million for 3rd quarter 2005. The increase resulted primarily from a $.3 million change in bad debt expense (benefit) as a result of an adjustment in the bad debt allowance made in 3rd quarter 2005, offset by a decline in administrative salaries, wages, bonuses, related payroll taxes and benefits in the amount of $.1 million.
          Interest Income and Expense. Interest income for 3rd quarter 2006 increased to $0.11 million from $.05 million for 3rd quarter 2005, resulting primarily from an increase in invested cash reserves. Interest expense decreased in 3rd quarter 2006 to $.05 million compared to $.06 million for 3rd quarter 2005. The decrease in interest expense was related to the repayment of related party debt thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which will increase interest expense in future periods.
          Income taxes. The increase in the income tax provision for 3rd quarter 2006 to $.4 million compared to an income tax provision of $.7 million for 3rd quarter 2005 was due to a decrease in pre-tax income in 3rd quarter 2006 when compared to 3rd quarter 2005. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net income. Net income was $.7 million for 3rd quarter 2006 as compared to a net income of $1.2 million for 3rd quarter 2005. The decrease in net income resulted from a decrease in our average units sold and increased fixed costs as discussed above.
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
          We currently have a credit facility with CIT which provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The CIT credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of September 30, 2006, our parent company, Meadow

Valley and ourselves were compliant with the covenants. As of September 30, 2006, approximately $4.1 million in revolving credit was available under this agreement and approximately $5.6 million was available through the capital expenditure commitment.
          Over approximately the next 15 months we intend to expand our operations by adding one additional ready-mix production plant, purchasing related production plant equipment and completing site improvements at the new site, which we anticipate using cash flow from operations and financing the balance utilizing the capital expenditure commitment available to us by CIT. We have added an additional 10 mixer trucks subsequent to the nine months ended September 30, 2006.
          Subsequent to the quarter ended September 30, 2006 we finalized the lease/material purchase agreement for the site in southwest Phoenix. Due to a delay in the production and delivery of specialized crushing equipment we now anticipate the completion of our Lee Canyon crushing and screening operation to be complete in December 2006.
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
          The following table sets forth for the nine months ended September 30, 2006 and 2005, certain items from the condensed statements of cash flows.

	Nine months ended
	September 30,
	2006	2005
(dollars in thousands)	(Unaudited)
Cash flows provided by operating activities	$4,960	$1,183
Cash flows used in investing activities	(7,723)	(2,496)
Cash flows provided by financing activities	375	13,980
          Cash provided by operating activities during interim 2006 of $5.0 million represents a $3.8 million increase from the amount provided by operating activities during interim 2005. The increase was primarily due to our improved profitability and our ability to balance our growth through management of our receivables and payables.
          Cash used in investing activities during interim 2006 of $7.7 million represents a $5.2 million increase from the amount used in investing activities during interim 2005. Investing activities during interim 2006 was due to capital expenditures of $7.7 million. Investing activities during interim 2005 was due to capital expenditures of $2.5 million.
          Cash provided by financing activities during interim 2006 of $.4 million represents a $13.6 million decrease from the amount used in financing activities during interim 2005. Financing activities during interim 2006 included the receipt of proceeds received from notes payable in the amount of $3.1 million and offset by the repayment to Meadow Valley of $.1 million, repayment of notes payable and capital leases of $2.6 million. Financing activities during interim 2005 included the proceeds from our initial public offering, net of issuance costs, in the amount of $17.2 million, the receipt of proceeds received from notes payable in the amount of $.5 million offset by the repayment of notes payable and capital lease obligations of $2.4 million and the repayment of $1.4 million to Meadow Valley.

Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at September 30, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt	$10,951	$2,378	$4,599	$2,617	$1,357
Interest payments on long-term debt(1)	2,556	695	969	419	473
Capital lease obligations	402	391	11	—	—
Operating leases	8,401	2,573	4,093	1,735	—
Purchase obligations	4,558	1,397	2,491	670	—
Other long term liabilities(2)	941	524	417	—	—

Total contractual obligations	$27,809	$7,958	$12,580	$5,441	$1,830

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $110,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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

          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2006. Assuming a 100 basis point increase in the prime interest rate at September 30, 2006, the potential increase in the fair value of our debt obligations would have been approximately $.02 million at September 30, 2006. See Note 4—Notes payable in the accompanying September 30, 2006 condensed financial statements.
Item 4. Controls and Procedures
          An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 during the nine months ended September 30, 2006.
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
November 13, 2006

By	/s/ Clint Tryon Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
November 13, 2006