Form 10-K
period 2006-12-31
Ready Mix, Inc.
filed 2007-03-30
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3430 East Flamingo Road Suite 100, Las Vegas, NV	89121
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (702) 433-2090
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	American Stock Exchange
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
Large accelerated filer ☐; Accelerated filer ☐; Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2006, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $23,101,200.
On March 13, 2007, there were 3,807,500 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference into Part III of this Report, information contained in its definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2006.

READY MIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

i

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
PART I
Item 1. Business
General
     Ready Mix, Inc. (“Company,” “Ready Mix,” “RMI,” “we,” “us” and “our”), based in Las Vegas, Nevada, is engaged in the construction industry as a supplier of construction materials. We provide ready mix concrete, sand and gravel products to a variety of customers, including but not limited to, contractors, subcontractors, individuals and owners of both private and public construction projects. We have operations in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Our operations consist of seven permanent ready mix concrete batch plants, three sand and gravel crushing and screening facilities and a fleet of approximately 180 ready mix concrete trucks and other assorted support vehicles for transporting cement powder, sand and gravel, as well as maintenance and service vehicles. From our three aggregate production facilities located in the vicinity of Las Vegas, Nevada, we expect to supply approximately 95% of the total sand and gravel that are part of the raw materials for the ready mix concrete that we manufacture and deliver. Our ready mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom we purchase our sand and gravel. In most instances, these third-party batch plant site leases also include long term sand and gravel purchase obligations which serve to assure a supply of key raw materials and to provide advantageous geographic locations in proximity to areas of concentrated construction activity. Besides sand and gravel, cement is the other most expensive and important raw material used in the production of ready mix concrete. We purchase our cement from a variety of suppliers with whom we share excellent relationships, although it is rare that we obtain firm supply agreements from cement suppliers. In recent years, particularly 2005, world-wide high cement demand created shortages of supply. No such shortages have occurred since early 2006 when residential construction activity in our market began to subside. Since 1997, our operations have consisted principally of formulating, preparing and delivering ready-mix concrete to the job sites of our customers. We also provide services to reduce our customers’ overall construction costs by lowering the installed, or “in-place”, cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs configured to meet our customers’ needs.
     We produce rock and sand for our Las Vegas area ready-mix plants from two separate production facilities. One quarry, located approximately 50 miles northeast of Las Vegas in Moapa, Nevada, has historically produced all of our sand requirements and approximately 60% of the coarse aggregate requirements of our Nevada concrete batch plants. Beginning in 2007, a second aggregate production facility located approximately 15 miles north of Las Vegas is expected to share in supplying the sand and gravel needs of our Las Vegas plants. A third sand and gravel production facility located approximately 40 miles southeast of Las Vegas will not likely have any appreciable demand for product until highway improvements over Hoover Dam are completed and transportation is facilitated. In the Phoenix metropolitan area, all three of our existing ready-mix concrete plants are currently supplied rock and sand from third parties. We hold mining rights on a property in the southeast Phoenix area that we have not yet begun to mine.
     Prior to the completion of our public offering in August of 2005, we had been funded, owned and controlled by Meadow Valley Corporation (“Meadow Valley”). Meadow Valley continues to own approximately 53% of our common stock and we share some common management and directors. As a provider of construction services in the heavy construction sector, Meadow Valley, on occasion, purchases our products for its construction projects. Purchases for the years ended December 31, 2006, 2005 and 2004 amounted to $.44 million, $.68 million and $.47 million, respectively. Our business has not been dependent upon Meadow Valley, but as we continue to expand our capacity in terms of units of production and delivery capabilities, sales to Meadow Valley may increase.
     For the years ended December 31, 2006, 2005 and 2004, our revenue was $83.6 million, $67.7 million and $59.1 million, respectively. Our revenue mix is comprised of the following:

	December 31*,
	2006	2005	2004
Commercial and industrial construction	27%	28%	34%
Residential construction	53%	55%	47%
Street and highway construction and paving	7%	7%	5%
Other public works and infrastructure construction	13%	10%	14%

	100%	100%	100%

*	Percentages are approximate.
Business Strategy
     Our objective is to expand the geographic scope of our operations, within the metropolitan areas of Las Vegas, Nevada and Phoenix, Arizona, to become a leading value-added provider of ready-mix concrete and related services in each market. We plan to achieve this objective by:
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
Market Overview
     According to the National Ready Mix Concrete Association the 2006 annual usage of ready-mix concrete in the United States is approximately 430 million cubic yards, or $30 billion. The total concrete market closely mirrors the trends of the total cement market and total construction market. According to the U.S. Census Bureau, total construction put in place in 2006 was valued at $1.2 trillion, a 4.8% increase over the previous year. As has been well publicized, the residential construction sector, a key metric of ready-mix concrete demand, experienced a decline of 1.9% in 2006, but was somewhat offset by the strength of the non-residential construction sector which grew 16.2% in 2006. According to Fails Management Institute, a leading construction industry consulting firm also known as FMI, construction put in place is expected to grow year over year at approximately 2.2%.
     Because our business currently focuses primarily in Arizona and Southern Nevada, certain demographic drivers, such as population growth, have a significant impact on the local construction market. According to projections from the U.S. Census Bureau, Nevada and Arizona rank #1 and #2 respectively in percentage increase of population between 2000 and 2030. By 2030, Nevada is predicted to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%. More specifically, the populations of Clark County, Nevada and Maricopa County, Arizona have increased 24.3% and 18.3% respectively during the period of April 1, 2000 through July 1, 2005.

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
     Historically, barriers to the start-up of a new ready-mix concrete manufacturing operation were relatively low. Recently, however, public concerns over the dust, noise and heavy mixer and other truck traffic associated with the operation of ready-mix concrete plants and their general appearance have made obtaining the necessary permits and licenses required for new plants more difficult. Delays in the regulatory process, when coupled with the substantial capital investment that start-up operations require, have raised the barriers to entry for new companies entering the industry.
Products and Services
Ready-Mix Concrete
     Dry batched concrete is mixed in the mixer truck en route to the job site, whereas wet batched concrete is mixed at the plant and then delivered to the job site. We produce dry batched ready-mix concrete products which requires us to proportion the dry components, add water when the components are in the ready-mix truck and then deliver the product in an unhardened state, which we refer to as a plastic state, for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency under the weather and other conditions at the job site. We can achieve product differentiation for the mixes we offer because of the variety of mixes we are able to produce, our production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by lowering the installed, or in-place, cost of concrete.
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
     Our ready-mix concrete plants consist of five permanent installations and two portable facilities. Several factors govern the choice of plant type, including:
•	capital availability;

•	production consistency requirements; and

•	daily production capacity requirements.
     The market primarily will drive our future plant construction decisions. The relevant market factors include:
•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.
     Portable plants will also play a part in our growth plans to service large, long term projects within our market areas, as well as projects in more remote locations.
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
     Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of ten cubic yards, or approximately 20 tons, and a useful life of 12 years, although for accounting purposes we depreciate them over 10 years. In addition to normal maintenance, after five years, some components of the mixer trucks require refurbishment. New mixer trucks currently cost approximately $140,000 to $155,000. We currently operate a fleet of approximately 180 owned and leased mixer trucks.
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
Cement and Raw Materials
     We obtain most of the materials necessary to manufacture ready-mix concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for at least one day. Cement represents the single most expensive raw material used in manufacturing a cubic yard of ready-mix concrete. In each of our markets, we purchase cement from any one of several suppliers and do not have any written supply agreements with any cement supplier. However, the symbiotic relationship between ourselves and the cement suppliers provides us with some assurance that we will be able to obtain the cement to produce ready-mix concrete to meet our customers’ demands.
     We lease, on a royalty basis, and operate three sand and aggregate production facilities in the Las Vegas, Nevada vicinity, which provide the majority of the rock and sand used in our Las Vegas area concrete plants. These aggregate leases range in duration from one to two years remaining on our leases. In each lease we have certain rights to extend our leases under certain conditions. At our Arizona locations, our supply contracts for sand and gravel have remaining terms ranging from approximately three to ten years. Since we do not self-produce all of the rock and sand used in our ready-mix concrete, but only that used in certain plant locations, we have entered into lease agreements with third party sand and gravel producers to establish our ready-mix plants on their properties in exchange for our agreeing to purchase their rock and sand as a raw material for our products. These leases are long term in nature, from five to ten years, and generally have renewal options for additional terms. The obligations to purchase the rock and sand from these lessors may contain provisions to pay minimum monthly amounts regardless of our consumption levels, but in some cases, do allow for past payments to apply toward future use. These types of leases reduce the amount of capital equipment we would otherwise need to perform our own crushing and screening and also eliminate the need to own or lease our own mining properties. The leases also specify parameters for the quality of the rock and sand to be supplied by the lessors. These leases are important to us as they are the basis upon which we obtain rock and sand from which we produce ready-mix concrete at these plant locations.
Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top 10 customers represented approximately 44% of our revenue. The discontinuance of service to any of these customers or a general economic downturn could have a material adverse effect on our business, financial condition and results of operations.
     We rely heavily on repeat customers. We estimate that repeat customer revenue for the years ended December 31, 2006, 2005 and 2004 accounted for approximately 99%, 99% and 98%, respectively, of our revenue. Management and dedicated sales personnel at each of these businesses have been responsible for developing and maintaining successful long-term relationships with key customers. We believe that by operating in more markets and locations, we will be in a better position to market to and service larger regional contractors.
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

     Our direct competitors include Rinker Materials, Nevada Ready Mix and Silver State Materials in Nevada and Rinker Materials, Cemex, Vulcan Materials and Hanson Materials in Arizona. We also face significant competition from many smaller ready-mix concrete providers. We believe we compete favorably with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. However, competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do have competitive advantages over us for jobs that are particularly price-sensitive. Moreover, competitors having greater financial resources to invest in new mixer trucks or build plants in new areas than we do also have competitive advantages over us.
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
     We currently have 10 full-time sales persons. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
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
Equipment
     Currently, we operate a fleet of approximately 180 owned and leased ready-mix trucks, which are serviced by our mechanics. We believe these vehicles are generally well-maintained and adequate for our operations. The average age of our ready-mix trucks is approximately four years. Since inception, we have elected to finance the purchase of our trucks and other plant equipment with operating leases upon terms generally available in the industry and at rates disclosed in our financial statements. We will utilize proceeds from operations to purchase equipment which in the past has been financed. When placing orders for new equipment, it can be expected that lead times may be as much as four to six months, therefore, actual delivery may not necessarily meet the timing of our production needs and can cause disruption of service or diminished productivity.
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
Employees
     As of February 5, 2007, we employed approximately 260 employees including executive officers, management personnel, sales personnel, technical personnel, administrative staff, clerical personnel, and drivers, of which approximately 30 were salaried and approximately 230 were hourly personnel generally employed on an as-needed basis, including approximately 180 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions and length of daylight hours throughout the year. During the year ended December 31, 2006, the number of hourly employees ranged from approximately 270 to approximately 300 and averaged approximately 290. None of our employees belong to a labor union and we believe our relationship with our employees is satisfactory.
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
     Meadow Valley owns approximately 53% of our outstanding common stock and may be able to control our business. Additionally, Meadow Valley’s chief executive officer also serves us in similar capacities, and all five of Meadow Valley’s directors serve on our seven member board of directors. Only one of our outside directors is independent of Meadow Valley. We also sell a small amount of concrete to Meadow Valley. These relationships could create, or appear to create, potential conflicts of interest when Meadow Valley’s officers and directors are faced with decisions that could have different implications for Meadow Valley and us. These decisions could result in reducing our profitability. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the investing public’s perception of us. We do not have any formal procedure for resolving such conflicts of interest.

At any given time, one or a limited number of customers may account for a large percentage of our revenue, which means that we face a greater risk of loss of revenue and a reduction in our profitability if we lose a major customer or if a major customer faces financial difficulties.
     At times, a small number of customers have generated a large percentage of our revenue in any given period. For the year ended December 31, 2006, our largest customer provided approximately 9.2% of our revenue and our ten largest customers provided approximately 44.2% of our revenue. In 2005, one customer provided approximately 14.3% of our revenue and our ten largest customers provided approximately 53.4% of our revenue. In 2004 one customer provided approximately 15.4% of our revenue and our ten largest customers provided approximately 50.2% of our revenue. Companies that constitute our largest customers vary from year to year, and our revenue from individual customers fluctuates each year. If we lose one or more major customers or if any of these customers face financial difficulties, our revenue could be substantially reduced, thereby reducing our profitability.
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
     One key component of our strategy is to operate our businesses on a decentralized basis, with local Phoenix and Las Vegas metro-wide management retaining responsibility for day-to-day operations, profitability and the internal growth of the local business. If we do not maintain proper overall internal controls, this decentralized operating strategy could result in inconsistent operating and financial practices and our overall profitability could be adversely affected. Our internal growth will also be affected by local management’s ability to:
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

Item 1B. Unresolved Staff Comments
     None
Item 2. Properties
     We owned or leased the following properties at December 31, 2006:

		Approximate	Approximate
		Building Size in	Land	Owned or	Monthly	Lease
Location	Purpose	Square Feet	in Acres	Leased	Rental	Expires
3430 East Flamingo Suite 100, Las Vegas, Nevada	Area office	3,500	—	Leased	$8,230	4/30/2007

4602 East Thomas Road Phoenix, Arizona	Area office	18,400	2	Owned	—	—

109 West Delhi, North Las Vegas, Nevada	Ready Mix production facility	4,470	5	Owned	—	—

11500 West Beardsley Road, Sun City, Arizona (1)	Ready Mix production facility	440	5	Leased	—	5/31/2010

39245 North Schnepf Road, Queen Creek, Arizona	Ready Mix production facility	440	5	Owned	—	—

Richmar Ave., Las Vegas, Nevada	Ready Mix production facility	440	5	Owned	—	—

Moapa, Nevada (1)	Sand and Aggegate production facility	840	40	Leased	—	1/1/2009

Moapa, Nevada (1)	Ready Mix production facility	440	—	Leased	—	—

Northwest Arizona (1)	Sand and Aggegate production facility	840	40	Leased	—	8/27/2007

Northwest Las Vegas, Nevada (1)	Sand and Aggegate production facility	—	40	Leased	—	4/30/2007

Northwest Las Vegas, Nevada (1)	Ready Mix production facility	440	—	Leased	—	—

(1)	Our facility rent is included in the cost of the material which we purchase from the lessors.
     We have determined that the above properties are sufficient to meet our current needs. We will continue to search for possible additional site locations to expand our operations if market conditions warrant.
Item 3. Legal Proceedings
     The Company is from time to time involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is not involved in any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Our common stock is listed on the American Stock Exchange and trades under the symbol “RMX.” The following table represents the high and low closing prices for our common stock on the American Stock Exchange during 2006. As of March 2, 2007, there were approximately 2,300 record and beneficial owners of our common stock. On March 2, 2007, our common stock closed at $13.35 per share. Our stock began trading on August 24, 2005, at the completion of our initial public offering.

	2006 *		2005 *
	High	Low	High	Low
First quarter	$16.95	$13.30	n/a	n/a
Second quarter	$15.62	$12.80	n/a	n/a
Third quarter	$14.10	$9.48	n/a	n/a
Fourth quarter	$11.42	$10.25	$14.48	$11.62

*	- The quarterly highs and lows are based on daily market closing prices during each respective period.
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

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	466,875	11.47	324,375

Equity compensation plans not approved by security holders	—		—

Total	466,875		324,375

(1)	-	Includes an individual compensation agreement for 116,250 warrants issued to our underwriters as a portion of their compensation in connection with our initial public offering.

(2)	-	Includes 350,625 stock options issued to employees, directors and consultants from our 2005 equity incentive plan.
     Our approved equity compensation plan, which we refer to as the 2005 Plan, permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) and other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     We have reserved 675,000 shares of our common stock for issuance under the 2005 Plan. As of December 31, 2006, 324,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.
     Our employees are eligible for participation in Meadow Valley’s (our parent company) equity compensation plan. The table below summarizes Meadow Valley’s equity compensation plan.

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	434,542	4.86	90,149

Equity compensation plans not approved by security holders	—		—

Total	434,542		90,149

(1)	- Includes 434,542 stock options issued to employees, directors and consultants from Meadow Valley’s 2004 equity incentive plan.
     We did not sell any unregistered securities during the year ended December 31, 2006, nor did we repurchase any of our equity securities during the same period.

     The graph below compares the cumulative 16-month total return of holders of Ready Mix, Inc.’s common stock with the cumulative total returns of the AMEX Composite Index, and a customized peer group of six companies that includes: Eagle Materials, Inc., Florida Rock Industries, Inc., Martin Marietta Materials, Texas Industries, Inc., US Concrete, Inc. and Vulcan Materials Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the *index (with the reinvestment of all dividends) from 8/24/2005 to 12/31/2006.
COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*
Among Ready Mix, Inc, The AMEX Composite Index
And A Peer Group

* $100 invested on 8/24/05 in stock or on 7/31/05 in index-including reinvestment of dividends.
   Fiscal year ending December 31.

	8/24/2005	12/31/2005	12/31/2006
Ready Mix, Inc.	100.00	113.22	91.74
AMEX Composite Index	100.00	105.16	125.13
Peer Group	100.00	104.87	129.00

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2006, are derived from the Financial Statements of the Company and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Statement of Operations Information:
     In thousands, except share and per share data.

	Years ended December 31,
	2006	2005	2004	2003	2002
Revenue	$83,589	$67,734	$59,136	$44,128	$38,849
Gross profit	9,206	7,072	6,627	4,107	3,890
Income from operations	4,927	3,943	4,055	1,620	1,874
Income before income taxes	5,212	3,921	3,811	1,674	1,750
Net income	3,339	2,486	2,440	1,040	1,252
Basic net income per common share	$0.88	$0.94	$1.20	$0.51	$0.62
Diluted net income per common share	$0.87	$0.93	$1.20	$0.51	$0.62
Basic weighted average common shares outstanding	3,807,500	2,654,688	2,025,000	2,025,000	2,025,000
Diluted weighted average common shares outstanding	3,833,580	2,681,053	2,025,000	2,025,000	2,025,000
Dividends	—	—	—	—	—

Balance Sheet Information:
	December 31,
	2006	2005	2004	2003	2002
Total assets	$47,023	$39,907	$22,414	$16,025	$16,002
Total notes payable and capital lease obligations	11,040	8,020	8,342	5,239	7,225
Due to affiliate	73	85	1,380	2,416	2,859
Intercompany income tax allocation payable	—	—	1,298	658	—
Total shareholders’ equity	27,467	23,966	4,344	1,904	864

Financial Position Information:
	Years ended December 31,
	2006	2005	2004	2003	2002
Working capital	$10,404	$14,186	$(1,057)	$(563)	$(1,578)
Current ratio	2.08	2.70	0.90	0.94	0.83
Debt to equity	0.40	0.33	1.92	2.75	8.36
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

Executive Overview
     Our revenue is directly related to the level of construction activity in our markets. Ordinarily, the construction segments that affect our business the most are: the single-family residential segment, the commercial construction segment and, to a lesser degree, the public works infrastructure segment, both highway and non-highway. Accordingly, the significant reduction in residential construction during 2006 would likely have caused a corresponding drop in demand for our product. Fortunately, the construction activity in the non-residential sectors remained sufficiently strong to mitigate the affect of the residential slowdown. A prolonged decline in residential activity coinciding with a decline in one or more of the other sectors of the construction market could result in a significant reduction in demand for our product.
Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:
In Thousands

	Years ended December 31,
	2006		2005		2004

Revenue	$83,152	99.5%	$66,898	98.8%	$58,645	99.2%
Related party revenue	437	0.5%	836	1.2%	491	0.8%

Total revenue	83,589	100.0%	67,734	100.0%	59,136	100.0%

Gross profit	9,206	11.0%	7,072	10.4%	6,627	11.2%
General and administrative expenses	4,279	5.1%	3,128	4.6%	2,572	4.3%

Income from operations	4,927	5.9%	3,943	5.8%	4,055	6.9%
Interest income	395	0.5%	174	0.3%	29	0.0%
Interest expense	(163)	-0.2%	(227)	-0.3%	(252)	-0.4%
Income tax expense	1,872	2.2%	1,435	2.1%	1,372	2.3%

Net income	$3,339	4.0%	$2,486	3.7%	$2,440	4.1%

Depreciation and amortization	$3,439	4.1%	$2,411	3.6%	$1,615	2.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue. Revenue improved 23.4% to $83.6 million for the year ended December 31, 2006, which we refer to as “2006,” from $67.7 million for the year ended December 31, 2005, which we refer to as “2005.” The increase in revenue resulted from a 15.6% increase in the average unit sales price, complemented by an 8.2% increase in sales of cubic yards of concrete, which we refer to as “units.” The increased average sales price reflects our ability to pass our additional costs to our customers, such as the increased costs of raw materials and transportation of those materials and the change in our category of sales which require higher strength concrete typically used in the commercial and infrastructure segments. The increased volume in 2006 was primarily attributable to our expansion efforts, including the opening of two new concrete batch plants during the year and increased focus to obtain commercial projects. We provide ready-mix concrete to our related party, but the revenue represented only .5% of our 2006 revenue. The decrease in related party revenue when compared to 2005 was the result of the location of the projects, type of products needed and the availability of product and personnel. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to the related party could increase or decrease in any given year, but are not anticipated to be material. We expect raw material prices and transport costs associated with those materials to remain stable during 2007 and do not foresee spot shortages as we did through 2005 and early 2006.

     Gross Profit. Gross profit increased by 30.2% to $9.2 million for 2006 from $7.1 million for 2005 and gross margins, as a percent of revenue, increased to 11.0% in 2006 from 10.4% in 2005. Gross profit margins can be affected by a variety of factors including customers’ construction schedules, weather conditions and availability of raw materials. The increase in gross profit and gross margin during 2006 resulted primarily from the expansion of our operations and utilizing new equipment placed in service. During 2007 we anticipate under-utilizing new equipment recently placed in service, but long term margins will benefit from the expansion efforts. Our fixed costs will increase in 2007 as a result of our expansion efforts and could impact our gross profit margin in the interim as we are bringing the equipment up to full utilization.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million, or 42.7%, to $3.4 million for 2006 from $2.4 million for 2005. This increase resulted from the additional plant, equipment and vehicles we placed in service in 2006.
     General and Administrative Expenses. General and administrative expenses increased to $4.3 million for 2006 from $3.1 million for 2005. The increase resulted primarily from a $.4 million increase in administrative salaries, wages, bonuses and related payroll taxes, a $.1 million increase in public company expense, $.3 million increase in bad debt expense and a $.1 million increase in insurance expense.
     Interest Income and Expense. Interest income for 2006 increased to $.39 million from $.17 million for 2005 resulting primarily from an increase in invested cash reserves from our initial public offering. Interest expense decreased in 2006 to $.16 compared to $.23 million for 2005. The decrease in interest expense was related to the repayment of related party debt and repayment of our outstanding balance on our line of credit, thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which will increase our overall interest expense in future periods.
     Income Taxes. The income tax provision for 2006 increased to $1.9 million from $1.4 million for 2005. For 2006, our effective income tax rate differed from the statutory rate due primarily to state income taxes, non-deductible expenses and the Domestic Production Activities deduction.
     Net Income. Net income was $3.3 million for 2006 as compared to a net income of $2.5 million for 2005. The increase in net income resulted from an increase in our average unit sales price and our sales of cubic yards of concrete as discussed above.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenue. Revenue improved 14.5% to $67.7 million for the year ended December 31, 2005, which we refer to as “2005,” from $59.1 million for the year ended December 31, 2004, which we refer to as “2004.” The increase in revenue resulted from an 18.1% increase in the average unit sales price, offset by a 3.1% decrease in sales of cubic yards of concrete, which we refer to as “units.” The increased average sales price reflects our ability to pass our additional costs to our customers, such as the increased costs of raw materials and transportation of those materials. The decreased volume in 2005 was primarily attributable to wet weather conditions during January and February reducing our ability to deliver material to our customers and our customers’ ability to place the material and a slight general slowing in the residential markets. We provided ready-mix concrete to our related parties; the revenue represented only 1.2% of our 2005 revenue. The increase in related party revenue when compared to 2004 was the result of the location of the project, type of product needed and the availability of product and personnel.
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
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to insure a long term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been CIT Construction, who we refer to as “CIT.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Annual Report on Form 10-K.
     We have a credit facility with CIT which provides a $5.0 million revolving credit facility, as well as $10.0 million capital expenditure commitment. The CIT revolving credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a cash flow to current portion of long term debt. As of December 31, 2006, both Meadow Valley and ourselves were compliant with the facility covenants.
     Over the next 24 months, if market conditions warrant, we intend to expand our operations by adding one additional ready-mix production plant, in addition to the two plants added during 2006, purchasing related production plant equipment and completing site improvements at each of the new sites, for which we anticipate utilizing the capital expenditure commitment of our CIT credit facility. We also intend to lease an additional 20 to 25 mixer trucks when we add the additional ready-mix production facility.
     In February 2007, we completed the purchase and installation of needed equipment, which allowed us to begin to produce aggregate products from our pit in the northwest metropolitan Las Vegas area, which we refer to as Lee Canyon. The completion of the pit and the ability to produce aggregates from this location should improve our ability to better service this expanding portion of the Las Vegas metropolitan area.
     As a result of the expansion efforts we have already executed, we have entered into additional debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. To date we have not been impacted by this increase in our fixed minimum monthly payments as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in 2007, but no assurance can be given that cash flow from operations will be adequate to provide for the cash outflow needed to service all obligations for our expansion efforts.

     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows.
In Thousands

	For the years ended December 31,
	2006	2005	2004
Cash provided by operating activities	$5,158	$2,123	$5,801
Cash used in investing activities	8,394	4,582	1,372
Cash provided by (used in) financing activities	(504)	13,145	(3,305)
     Cash provided by operating activities during 2006 of $5.2 million represents a $3.0 million increase from the amount provided by operating activities during 2005. The change was primarily due to improved net income, reduction of tax obligations due and payable during the year and the change in depreciation expense year over year offset by deposits made near the end of 2006, which were primarily made to secure the production equipment at our Lee Canyon facility as mentioned above.
     Cash used in investing activities during 2006 of $8.4 million represents a $3.8 million increase from the amount used by investing activities during 2005. The increase in investing activities during 2006 was due primarily to the expansion of our production facilities and equipment to be used at those locations.
     Cash used in financing activities during 2006 of $.5 million represents a $13.6 million decrease from the amount provided by financing activities during 2005. The decrease in financing activities during 2006 was the result of not obtaining additional proceeds from a public offering or obtaining extensive debt to fund our expansion efforts.
     Cash provided by operating activities during 2005 of $2.1 million represents a $3.7 million decrease from the amount provided by operating activities during 2004. The change was primarily due to the increase in our average days outstanding associated with our accounts receivable balance as well as the repayment of our tax obligation to Meadow Valley.
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

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2006, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations

Long-term debt	$10,785	$2,515	$4,517	$2,481	$1,272

Interest payments on long-term debt (1)	2,591	761	1,006	376	448

Capital lease obligations	281	275	6	—	—

Operating leases	9,449	2,904	4,594	1,951	—

Purchase obligations	27,468	3,705	7,150	5,158	11,455

Other long-term liabilities (2)	827	540	287	—	—

Total contractual obligations	$51,401	$10,700	$17,560	$9,966	$13,175

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 7 – Line of Credit and Note 8 – Notes payable in the notes to the financial statements included in Item 8.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $126,000 through January 2008, respectively, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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

Reportable Segments
     We currently operate our business within one reportable segment of operation. All of the revenue from our customers is substantially from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, from the strength of the concrete to its color and consistency. However, we do not maintain the quantity or dollar amount of each variation of our product sold as the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. We also sell sand, aggregate and colored rock from our production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide us with more control over quality and assurance of timely availability of a portion of the raw materials used in the product we sell to customers. The revenue generated from the sale of sand, aggregate and colored rock represented less than 4% of our gross revenue for the years ended December 31, 2006 and 2005. In addition, we view the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that we do not distinguish between them.
Collectibility of Account Receivables
     We are required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt as of December 31, 2006 and 2005 amounted to approximately $309,000 and $260,000, respectively. The increase in our provision for bad debt as of December 31, 2006 represented the use of our historic bad debt rate, identifying specific accounts potentially uncollectible and write offs in the amount of approximately $49,000 during 2006. We determine our reserve by using percentages applied to certain types of revenue, as well as a review of individual accounts outstanding and our collection history. Furthermore, if one or more major customer fails to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
Valuation of Property and Equipment
     We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Batch plants	4-15 years
Office buildings	39 years
Computer equipment	3-5 years
Equipment	3-10 years
Leasehold improvements	2-10 years
Office furniture and equipment	5-7 years
Vehicles	5-10 years
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
Classification of Leases
     We follow the standards established by Statements of Financial Accounting Standards No. 13, “Accounting for Leases,” which we will refer to as “FAS 13.” One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 92 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of FAS 13 for capitalization, the leases are classified as operating leases. If we would have desired at the inception of the leases to have the ownership transfer at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases would have been classified as capital leases.
Recent Accounting Pronouncements
     In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material effect on our financial statements.
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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 157 will have a material effect on our financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect FIN No. 48 will have a material effect on our financial statements.
     In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on our financial statements.
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
Off-Balance Sheet Arrangements
     The company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Known and Anticipated Future Trends and Contingencies
     We have grown steadily since our inception and we plan to continue to exploit opportunities within our markets. The key dynamics of employment and population growth within our geographic markets appear to present us with continued growth opportunities. It appears that demand for construction materials will remain steady and that the supply of raw materials will remain stable as well as prices of the product we provide and the required materials used in the production of concrete.

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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2006. Assuming a 100 basis point increase in the prime interest rate at December 31, 2006 the potential increase in the fair value of our debt obligations would have been approximately $.02 million at December 31, 2006. See Note 7— Line of credit and Note 8— Notes payable in the accompanying December 31, 2006 financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and
Stockholders of Ready Mix, Inc.
We have audited the accompanying balance sheets of Ready Mix, Inc. as of December 31, 2006 and 2005 and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ready Mix, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Phoenix, Arizona
February 15, 2007
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

READY MIX, INC.
BALANCE SHEETS

	December 31,
	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$8,369,875	$12,110,417
Accounts receivable, net	8,864,436	8,502,504
Inventory	1,301,842	604,906
Prepaid expenses	1,169,041	1,114,001
Deferred tax asset	361,206	184,591

Total current assets	20,066,400	22,516,419
Property and equipment, net	25,481,056	17,049,210
Refundable deposits	1,475,297	341,165

Total assets	$47,022,753	$39,906,794

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,269,519	$4,146,636
Accrued liabilities	2,443,258	1,735,287
Notes payable	2,515,522	1,670,643
Obligations under capital leases	250,313	468,972
Due to affiliate	73,395	84,810
Income tax payable	110,458	224,514

Total current liabilities	9,662,465	8,330,862
Notes payable, less current portion	8,269,789	5,625,360
Obligations under capital leases, less current portion	4,634	254,946
Deferred tax liability	1,619,009	1,729,472

Total liabilities	19,555,897	15,940,640

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,793,892	17,632,465
Retained earnings	9,669,156	6,329,881

Total stockholders’ equity	27,466,856	23,966,154

Total liabilities and stockholders’ equity	$47,022,753	$39,906,794

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005	2004
Revenue:

Revenue	$83,151,938	$66,898,161	$58,644,397
Revenue — related parties	436,865	836,263	491,261

Total revenue	83,588,803	67,734,424	59,135,658

Cost of revenue	74,382,436	60,662,744	52,508,936

Gross profit	9,206,367	7,071,680	6,626,722

General and administrative expenses	4,279,252	3,128,416	2,572,050

Income from operations	4,927,115	3,943,264	4,054,672

Other income (expense):
Interest income	394,779	173,574	28,637
Interest expense	(163,229)	(227,341)	(251,796)
Other income (expense)	52,941	31,135	(20,014)

	284,491	(22,632)	(243,173)

Income before income taxes	5,211,606	3,920,632	3,811,499

Income tax expense	1,872,331	1,435,042	1,371,532

Net income	$3,339,275	$2,485,590	$2,439,967

Basic net income per common share	$0.88	$0.94	$1.20

Diluted net income per common share	$0.87	$0.93	$1.20

Basic weighted average common shares outstanding	3,807,500	2,654,688	2,025,000

Diluted weighted average common shares outstanding	3,833,580	2,681,053	2,025,000

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2004	2,025,000	$2,025	$497,975	$1,404,324
Net income for the year ended 2004				2,439,967

Balance at December 31, 2004	2,025,000	2,025	497,975	3,844,291
Common stock issued during initial public offering (1)	1,782,500	1,783	17,134,490
Net income for the year ended 2005				2,485,590

Balance at December 31, 2005	3,807,500	3,808	17,632,465	6,329,881
Stock based compensation expense			161,427
Net income for the year ended 2006				3,339,275

Balance at December 31, 2006	3,807,500	$3,808	$17,793,892	$9,669,156

(1)	– Additional paid-in capital as reported is net of offering costs, in the amount of $2,471,227.
The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$83,209,417	$66,064,739	$59,187,743
Cash paid to suppliers and employees	(76,009,924)	(61,719,515)	(53,163,678)
Taxes paid	(2,273,465)	(2,168,368)	—
Interest received	394,779	173,574	28,637
Interest paid	(163,229)	(227,341)	(251,796)

Net cash provided by operating activities	5,157,578	2,123,089	5,800,906

Cash flows from investing activities:
Purchase of property and equipment	(8,439,469)	(4,582,027)	(1,431,756)
Cash received from sale of equipment	45,500	—	60,000

Net cash used in investing activities	(8,393,969)	(4,582,027)	(1,371,756)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	17,747,900	—
Offering costs from the issuance of common stock	—	(611,627)	—
Repayment of due to affiliate	(11,415)	(1,294,516)	(975,184)
Proceeds from notes payable	3,083,540	543,998	68,570
Repayment of notes payable	(3,107,304)	(2,800,163)	(1,846,110)
Repayment of capital lease obligations	(468,972)	(440,866)	(552,464)

Net cash provided by (used in) financing activities	(504,151)	13,144,726	(3,305,188)

Net increase (decrease) in cash and cash equivalents	(3,740,542)	10,685,788	1,123,962
Cash and cash equivalents at beginning of year	12,110,417	1,424,629	300,667

Cash and cash equivalents at end of year	$8,369,875	$12,110,417	$1,424,629

Reconciliation of net income to net cash provided by operating activities:
Net income	$3,339,275	$2,485,590	$2,439,967

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,439,208	2,410,900	1,615,050
Deferred income taxes, net	(287,078)	340,527	731,468
Loss (gain) on sale of equipment	(21,360)	—	31,545
Intercompany income tax allocation payable	—	—	640,064
Stock-based compensation expense	161,427	—	—
Provision for doubtful accounts	49,035	(277,180)	(83,596)

Changes in operating assets and liabilities:
Accounts receivable	(410,967)	(1,700,820)	40,554
Prepaid expenses	2,308	(320,984)	(240,537)
Inventory	(696,936)	(348)	1,606
Refundable deposits	(1,134,132)	(333,057)	55,102
Accounts payable	122,883	103,086	533,943
Accrued liabilities	707,971	489,228	35,740
Intercompany income tax allocation payable	—	(1,298,367)	—
Income tax payable	(114,056)	224,514	—

Net cash provided by operating activities	$5,157,578	$2,123,089	$5,800,906

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
          Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies and the valuation of stock options, which are discussed in the respective notes to the financial statements.
     Cash and Cash Equivalents:
          The Company considers all highly liquid instruments purchased with an initial maturity of three (3) months or less to be cash equivalents.
     Accounts Receivable, net:
          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2006 and 2005, an allowance of $308,679 and $259,644, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2006, 2005 and 2004, the Company recognized ($97,974), $244,189 and ($293,497), respectively, in bad debt recovery (expense). The Company records delinquent finance charges on outstanding accounts receivables only if they are collected. At December 31, 2006 and 2005 all of the Company’s accounts receivable was pledged as collateral for a line of credit.
     Inventory:
          Inventory, which consists primarily of raw materials, comprised of aggregates, fly ash, cement powder and admixture is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. No allowance for slow moving or obsolete inventory has been established as of December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company’s entire inventory was pledged as collateral for a line of credit.
     Property and Equipment:
          Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 amounted to $3,439,208, $2,410,900 and $1,615,050, respectively. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Computer equipment	3 — 5 years
Equipment	3 — 10 years
Batch plants	4 — 15 years
Vehicles	5 — 10 years
Office furniture and equipment	5 — 7 years
Leasehold improvements	2 — 10 years
Building 39 years

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
          At December 31, 2006 and 2005, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease obligations.
     Income Taxes:
          The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Prior to 2005, the Company filed consolidated tax returns with its Parent. The Parent absorbed the net income of the Company pursuant to a tax sharing agreement, which called for any income tax receivable or payable to be remitted to, or paid by, the Parent. As a result of the public offering of its stock the Company can no longer include its income as a part of its Parent’s consolidated tax return and the Company filed its own income tax return in its respective tax jurisdictions.
     Revenue Recognition:
          We recognize revenue on the sale of our concrete and aggregate products at the time of delivery.
     Reportable Segments:
          The Company currently operates its business within one reportable segment of operation. Substantially all of the revenue from its customers is from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, including strength, color and consistency. However, the Company does not maintain the quantity or dollar amount of each variation of its product sold because the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. The Company also sells sand, aggregate and colored rock from its production facilities, but the primary purpose of its production facilities are to provide the Company with more control over quality and assurance of timely availability of a portion of the raw materials used in the product that the Company sells to its customers. The revenue generated from the sale of sand, aggregate and colored rock represented less than 4% of the Company’s gross revenue for the years ended December 31, 2006, 2005 and 2004, and are included in the table below. In addition, the Company views the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that the Company does not distinguish between them.
          For the years ended December 31, 2006, 2005 and 2004, Company revenue of $83.6 million, $67.7 million and $59.1 million, respectively, was approximately divided by the general type of construction work its customers typically perform as follows:

	December 31,
	2006	2005	2004
Commercial and industrial construction	27%	28%	34%
Residential construction	53%	55%	47%
Street and highway construction and paving	7%	7%	5%
Other public works and infrastructure construction	13%	10%	14%

Total	100%	100%	100%

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
          The balance of due to affiliate as of December 31, 2006 and 2005 was in the amounts of $73,395 and $84,810, respectively, on which the Company paid interest during the year ended December 31, 2005 at Chase Manhattan Bank’s prime, plus 1.25%. During the year ended December 31, 2006, no interest was paid as the balance due to affiliate was paid monthly. The balance due to affiliate is due on demand. Interest paid to the affiliate for the years ended December 31, 2005 and 2004 was $77,561 and $113,182, respectively. As of September 2005, the Company repaid its balance due to affiliate in full. Each current month-end balance is repaid in the following month for expenses incurred by the affiliate on behalf of the Company. Since September 2005, the Company has not been charged interest.
          The carrying amount of long-term debt approximates fair value because the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2006 and 2005.
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
          On June 15, 2005, the Board of Directors authorized an increase in the number of common stock shares the Company could issue to 15,000,000 and an 810 for one stock split, thereby increasing the number of issued and outstanding shares to 2,025,000. All references in the accompanying financial statements to the number of common shares and per share amounts for December 31, 2004 have been restated to reflect the 810 for one stock split.
          On January 28, 2005, the Board of Directors authorized a change in the par value of the Company’s common stock from a no par value to $.001 par value. All references in the accompanying financial statements to the par value and any additional paid in capital in excess of par for December 31, 2004 have been restated to reflect the change in par value.
          On January 28, 2005, the Board of Directors granted the Company the ability to issue 5,000,000 shares of preferred stock, $.001 par value. All references in the accompanying financial statements to the preferred stock as of December 31, 2004 have been restated to reflect the ability to issue 5,000,000 shares of preferred stock.
          On August 24, 2005, the Company issued 1,782,500 shares of its common stock, $.001 par value, through its initial public offering.
     Stock-Based Compensation:
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore the Company has not restated its results for prior periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
          We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the weighted average of historical daily changes in the market price of the Company’s common stock over the expected term of the award.

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
          Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 to the financial statements for a further discussion on stock-based compensation.
          The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the year ended December 31, 2005 and 2004. For purposes of pro forma disclosures, the value of the options are estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method.

	Years ended December 31,
	2005	2004
Net income, as reported	$2,485,590	$2,439,967
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	99,943	—

Pro forma net income	$2,385,647	$2,439,967

Basic net income per common share
As reported	$0.94	$1.20
Pro forma	0.90	1.20
Diluted net income per common share
As reported	$0.93	$1.20
Pro forma	0.89	1.20

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements:
          In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB No. 108 requires that the Company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB No. 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 did not have a material effect on its financial statements.
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
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 157 will have a material effect on its financial statements.
          In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN No. 48 will have a material effect on its financial statements.
          In April 2006, the FASB issued FASB Staff Position (FSP) FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, that became effective beginning the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have a material effect on the Company’s financial statements.
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
          The Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The results for the prior periods have not been restated.
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the years ended December 31, 2005 and 2004.
          As of December 31, 2006, the Company has the following stock-based compensation plan:
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
          The Company has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2006, 324,375 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2006	January 1, 2006
Dividend yield	0%	0%
Expected volatility	39.10%	21.4% - 23.3%
Weighted-average volatility	39.10%	21.55%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	3	3
Weighted-average grant-date fair value	$3.33	$2.02
     The following table summarizes the stock option activity during the year ended fiscal 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2006	253,125	$11.12	3.89	$511,616
Granted	100,000	10.35		333,000
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding December 31, 2006	350,625	$10.90	3.65	$839,741	$98,038

Exercisable December 31, 2006	83,541	$11.12	3.14	$168,912	$7,679

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2006, for those awards that have an exercise price currently below the closing price as of December 31, 2006. Awards with an exercise price above the closing price as of December 31, 2006 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2006	253,125	$2.02
Granted	100,000	3.33
Vested	(83,541)	2.02
Forfeited	(2,500)	1.95

Nonvested stock options at December 31, 2006	267,084	$2.51

     During the year ended December 31, 2006 the Company recognized compensation expense of $161,427 and a tax benefit of $10,198, related thereto. As of December 31, 2006, there was $508,801 of total unrecognized compensation cost, net of $7,487 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average vesting period of 2.36 years. The total fair value of 83,541 options vested during the year ended December 31, 2006, was $168,912. Awards granted during the year ended December 31, 2006, total 100,000 options, which were granted on November 30, 2006, with an exercise price of $10.35. During the year ended December 31, 2006, 2,500 options were forfeited, of which, 833 options were vested.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
3. Concentration of Credit Risk:
          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2006 and 2005, the Company has uninsured cash and cash equivalents in the amounts of approximately $8,700,000 and $12,800,000, respectively.
          The Company’s business activities and accounts receivable are with customers in the construction industry located primarily in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
4. Accounts Receivable, net:
          Accounts receivable, net consists of the following:

	December 31,
	2006	2005
Trade receivables	$8,965,685	$8,636,323
Other receivables	207,430	125,825
Less: allowance for doubtful accounts	(308,679)	(259,644)

	$8,864,436	$8,502,504

5. Property and Equipment, net:
          Property and equipment consists of the following:

	December 31,
	2006	2005
Land and building	$4,821,556	$2,647,763
Computer equipment	533,766	462,468
Equipment	7,981,967	5,152,843
Batch plants	11,529,746	7,699,304
Vehicles	9,159,380	6,563,241
Office furniture and equipment	75,050	46,643
Leasehold improvements	497,654	284,544
Water rights	2,250,000	2,250,000

	36,849,119	25,106,806
Less: Accumulated depreciation	(11,368,063)	(8,057,596)

	$25,481,056	$17,049,210

6. Accrued Liabilities:
          Accrued liabilities consist of the following:

	December 31,
	2006	2005
Compensation	$1,590,728	$1,172,136
Taxes	300,527	345,986
Insurance	360,352	—
Other	191,651	217,165

	$2,443,258	$1,735,287

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
7. Line of Credit:
          As of December 31, 2006, the Company had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2006 was 8.50%. The balance outstanding on the line of credit as of December 31, 2006 was $650,180 and is reported in Note 8 of these notes to financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company andor its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of December 31, 2006, the Company and its Parent were in compliance with these covenants.
          In addition to the line of credit agreement mentioned above, the Company has also established a capital expenditure commitment in the amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of December 31, 2006, the Company had approximately $4,750,000 of availability under the commitment.
8. Notes Payable:
          Notes payable consists of the following:

	December 31,
	2006	2005
Note payable, variable interest rate was 7.25% at December 31, 2005, with monthly principal payments of $4,121, due March 11, 2006, collateralized by equipment	$—	$12,363

6.65% note payable, with monthly payments of $723, due July 9, 2006, collateralized by equipment	—	4,255

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	9,375	14,307

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	780	5,459

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	43,944	61,855

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	20,005	28,159

	$74,104	$126,398

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable (Continued):
          Notes payable consists of the following:

	December 31,
	2006	2005
Total from previous page	$74,104	$126,398

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	507,381	534,022

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	353,222	371,604

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	9,524	32,380

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	170,053	282,736

5.75% note payable, with monthly payments of $59,149, due April 20, 2006, collateralized by equipment	—	233,790

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	293,555	307,645

8.55% note payable, with monthly payments of $22,071, due February 27, 2006, collateralized by vehicles	—	43,676

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	19,529	25,309

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	356,862	690,992

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	264,130	511,434

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	181,698	233,187

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	116,297	166,139

Note payable, variable interest rate was 9.75% at December 31, 2006, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,435,714	1,692,857

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	301,999	483,198

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	43,473	53,305

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	21,059	25,705

	$4,148,600	$5,814,377

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable (Continued):
          Notes payable consists of the following:

	December 31,
	2006	2005
Total from previous page	$4,148,600	$5,814,377

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	10,751	15,893

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	732,457	—

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,553,990	—

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,413,855	—

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,465,927	—

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	148,378	—

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	25,491	—

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	635,682	—

Line of credit, variable interest rate was 8.50% at December 31, 2006, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	650,180	1,465,733

	10,785,311	7,296,003
Less: current portion	(2,515,522)	(1,670,643)

	$8,269,789	$5,625,360

          Following are maturities of long-term debt as of December 31, 2006 for each of the following years:

2007	$2,515,522
2008	1,770,585
2009	2,746,042
2010	1,600,861
2011	880,445
Subsequent to 2011	1,271,856

$10,785,311

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
9. Related Party Transactions:
     Related Party:
          During the years ended December 31, 2006, 2005 and 2004, the Company provided construction materials to a related party in the amounts of $0, $152,630 and $18,346, respectively. Included in accounts receivable at December 31, 2005 is an amount due from a related party, in the amount of $15,416.
     Affiliate:
          During the years ended December 31, 2006, 2005 and 2004, the Company provided construction materials to an affiliate in the amounts of $436,865, $683,633 and $472,915, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company received construction services from an affiliate in the amounts of $1,012,085, $590,376 and $6,742. The balance due to affiliate at December 31, 2006 and 2005 was $73,395 and $84,810, respectively. These advances are considered short-term in nature. Prior to August 2005, the Company agreed to pay interest at Chase Manhattan Bank’s prime, plus 1.25%. For the years ended December 31, 2006, 2005 and 2004 the Company paid interest in the amount of $0, $77,561 and $113,182, respectively. The Company repays each current month-end balance in the following month for expenses incurred by the affiliate on behalf of the Company. As a result the Company has not been charged interest.
          During the year ended December 31, 2006, the Company acquired equipment from an affiliate in the amount of $224,058. During the year ended December 31, 2005, the Company acquired equipment from an affiliate in the amount of $207,341 and assumed a debt obligation in the amount of $17,541.
          For the years ended December 31, 2006, 2005 and 2004, the Company, pursuant to a tax sharing agreement, utilized a net operating loss carry-forward incurred by the Parent in the amounts of approximately $0, $2,416,000 and $1,298,000, respectively.
          During the year ended December 31, 2006, the Company leased office space to an affiliate in the amount of $10,326. The lease agreement is for approximately 7,500 square feet of office space for a monthly rent of $10,326, plus a proportionate charge for common area maintenance, the lease term is month to month.
          The Company has an administrative service agreement with Meadow Valley to receive management and administrative services for a monthly fee of $22,000. For the years ended December 31, 2006 and 2005, the total fees associated with the above services totaled $264,000 each year.
     Professional Services:
          During the year ended December 31, 2006 and 2005, the Company incurred director fees of $52,000 and $61,750 in aggregate to outside members of the board of directors. During the year ended December 31, 2005, a related party rendered professional services to the Company in the amount of $143,494. At December 31, 2006 and 2005, the amount due to related parties which included amounts due to outside directors totaled $52,000 and $68,250, respectively.
10. Income Taxes:
          The provisions for income tax (benefit) expense from operations consist of the following:

	For the years ended December 31,
	2006	2005	2004
Current:
Intercompany	$—	$870,000	$640,064
Federal and State	2,159,409	224,515	—

	2,159,409	1,094,515	640,064
Deferred	(287,078)	340,527	731,468

	$1,872,331	$1,435,042	$1,371,532

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
10. Income Taxes (Continued):
          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2006	2005
Deferred tax asset:
Bad debt allowance	$111,063	$93,472
Accrued vacation payable	124,902	91,119
Director stock-based compensation	10,192	—
Accrued insurance payable	115,049	—

	361,206	184,591

Deferred tax liability:
Depreciation	(1,619,009)	(1,729,472)

Net deferred tax liability	$(1,257,803)	$(1,544,881)

          For the years ended December 31, 2006, 2005 and 2004, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the years ended December 31,
	2006	2005	2004
Statutory rate of 34% applied to income before income taxes	$1,771,946	$1,333,015	$1,295,910

State income taxes, net of federal benefit	85,848	77,817	64,608

Increase (decrease) in income taxes resulting from:
Non-deductible items	14,537	24,210	15,518
Other	—	—	(4,504)

	$1,872,331	$1,435,042	$1,371,532

11. Commitments and Contingencies:
          The Company leases batch plants, equipment, mixer trucks and property under operating leases and raw material purchase obligations expiring in various years through 2016. Rent expense under the aforementioned operating leases was $2,529,996, $2,059,657 and $2,595,055 for the years ended December 31, 2006, 2005 and 2004. Purchases under the aforementioned purchase agreements were $2,591,748, $3,965,569 and $4,809,494, respectively.
          Minimum future rental payments under non-cancelable operating lease agreements as of December 31, 2006, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2007	$2,903,794
2008	2,529,784
2009	2,063,967
2010	1,365,034
2011	586,747

$9,449,326

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
          Minimum future purchase agreement payments under non-cancelable purchase agreements as of December 31, 2006, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2007	$3,705,444
2008	3,615,444
2009	3,534,644
2010	2,787,935
2011	2,370,000
Subsequent to 2012	11,455,000

$27,468,467

          The Company has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of December 31, 2006, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2007	$276,000
2008	23,000

$299,000

          The Company has entered into an administrative service agreement to receive management and administrative services for a monthly fee of $22,000. As of December 31, 2006, the total commitment for each of the following years is as follows:

Year ending December 31,	Amount

2007	$264,000
2008	264,000

$528,000

          The Company is the lessee of vehicles and equipment under capital leases expiring in various years through 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life or the lease term whichever is shorter. Depreciation on the assets under capital leases charged to expense in 2006, 2005 and 2004 was $276,426, $277,584 and $163,527. At December 31, 2006 and 2005, property and equipment included $652,030 and $946,810, net of accumulated depreciation, of vehicles and equipment under capital leases.
          Minimum future lease payments under capital leases as of December 31, 2006 for each of the following years and in aggregate are:

Year ended December 31,	Amount

2007	$275,281
2008	6,433

Total minimum lease payment	281,714
Less: amount representing interest	(26,767)

Present value of net minimum lease payment	254,947
Less: current portion	(250,313)

$4,634

          Interest rates on capitalized leases vary from 5.79% to 6.25% and are imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
          All of the Company’s assets are pledged as collateral for certain surety bonds of Meadow Valley Contractors, Inc. (“Meadow Valley”). Should Meadow Valley’s assets be insufficient to satisfy these obligations, then our assets could be foreclosed upon in order to satisfy Meadow Valley’s obligations. Based on current facts and circumstances management believes that the likelihood of any default by Meadow Valley is remote. As of December 31, 2006, the amount of bonds collateralized by our assets was approximately $.1 million.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.
12. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the years ended December 31,
	2006	2005	2004
Weighted average common shares outstanding	3,807,500	2,654,688	2,025,000
Dilutive effect of:
Stock options and warrants	26,080	26,365	—

Weighted average common shares outstanding assuming dilution	3,833,580	2,681,053	2,025,000

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the year ended December 31, 2006, the Company had options to purchase 100,000 shares of common stock at $10.35, which were not included in our earnings per share calculation as they were anti-dilutive. For the years ended December 31, 2005 and 2004 the Company had no anti-dilutive common stock equivalents.
          The Company’s diluted net income per common share for the year ended December 31, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 230,375 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
12. Earnings per Share (Continued):
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
          The Company’s diluted net income per common share for the year ended December 31, 2004 was computed based on the weighted average number of shares of common stock outstanding during the period as no options or warrants to purchase common stock were outstanding.
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
14. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the years ended December 31, 2006, 2005 and 2004, the Company financed the purchase of property and equipment in the amounts of $3,513,072, $2,357,135 and $5,061,676.
          During the year ended December 31, 2005, the Company refinanced a note payable obligation in the amount of $1,465,733.
          During the year ended December 31, 2005, the Company acquired equipment at book value of $17,541, from an affiliate and assumed a debt obligation in the amount of $17,541.
15. Significant Customer:
          For the year ended December 31, 2006, the Company did not recognize a significant portion of its revenue from any one customer.
          For the years ended December 31, 2005 and 2004, the Company recognized a significant portion of its revenue from a single customer (as an approximate percentage of total revenue) 14.3% and 15.4%, respectively.
          At December 31, 2005, amount due from the aforementioned customer included in accounts receivables, was $605,216.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
16. Employee Benefit Plan:
          The Company maintains a 401(k) profit sharing plan allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the Board of Directors, and are subject to certain limitations. For the years ended December 31, 2006, 2005 and 2004, the Company contributed $257,413, $175,806 and $123,124 to the Plan.
17. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2006
Revenue	$21,131,524	$22,997,614	$20,593,013	$18,866,652
Gross profit	2,672,958	2,840,575	1,921,029	1,771,805
Income from operations	1,536,287	1,588,010	1,019,192	783,626
Net income	1,015,712	1,043,326	680,088	600,149
Basic net income per common share	0.27	0.27	0.18	0.16
Diluted net income per common share	0.26	0.27	0.18	0.16
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,807,500	3,807,500
Diluted weighted average common shares outstanding	3,866,588	3,852,732	3,807,500	3,807,500

2005
Revenue	$14,331,497	$17,485,941	$18,851,538	$17,065,448
Gross profit	1,082,050	2,069,218	2,443,686	1,476,726
Income from operations	369,189	1,199,812	1,872,179	502,084
Net income	198,593	738,796	1,194,528	353,673
Basic net income per common share	0.10	0.36	0.43	0.09
Diluted net income per common share	0.10	0.36	0.42	0.09
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,761,250	3,807,500
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,820,220	3,853,991

2004
Revenue	$13,594,641	$14,856,075	$16,307,321	$14,377,621
Gross profit	1,352,415	1,501,799	2,022,168	1,750,340
Income from operations	755,932	909,538	1,412,937	976,265
Net income	451,152	521,037	828,077	639,701
Basic net income per common share	0.22	0.26	0.41	0.31
Diluted net income per common share	0.22	0.26	0.41	0.31
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,025,000	2,025,000

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
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 11. Executive Compensation
          The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
          The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2006 annual meeting of shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a) (1) Financial Statements
                         See Item 8 of Part II hereof.
          (2) Financial Statement Schedules
                         See Schedule below and Item 8 of Part II hereof.
Schedule of Valuation and Qualifying Accounts

In Thousands	Balance at	Charged to		Balance at
	Beginning	Expense		End of
Description	of Year	Account	Deductions	Year
Year ended December 31, 2004
Allowance for doubtful accounts	$620	$293	$(376)	$537

Year ended December 31, 2005
Allowance for doubtful accounts	$537	$(244)	$(33)	$260

Year ended December 31, 2006
Allowance for doubtful accounts	$260	$98	$(49)	$309
          (3) Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended

3.2	Amended and Restated Bylaws of the Registrant

10.1	2005 Equity Incentive Plan

10.2	Loan Agreement with Meadow Valley Corporation

10.4	Office Lease (Las Vegas)

10.5	Employment Agreement (Mr. Morris)

10.6	Employment Agreement (Mr. De Ruiter)

10.7	Administrative Services Agreement

10.8	Production Facility Lease (Sun City, Arizona)

10.9	Production Facility Lease (Henderson, Nevada)

10.10	Production Facility Lease (Moapa, Nevada)

Exhibit
Number	Description

10.11	Decorative Rock Lease (Moapa, Nevada)

10.12	Oliver Mining Lease (Queen Creek, Arizona)

10.14	Indemnity Agreement

10.15	Office Lease (Las Vegas)

14.1	Code of Ethics

23.1	Consent of Independent Auditors

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC.
/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) Date: March 30, 2007

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRADLEY E. LARSON and CLINT TRYON, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson	/s/ Robert R. Morris

Bradley E. Larson	Robert R. Morris
Director and Chief Executive Officer	Director and President
Date: March 30, 2007	Date: March 30, 2007

/s/ Kenneth D. Nelson	/s/ Don A. Patterson

Kenneth D. Nelson	Don A. Patterson
Director and Vice President	Director
Date: March 30, 2007	Date: March 30, 2007

/s/ Charles E. Cowan	/s/ Dan H. Stewart

Charles E. Cowan	Dan H. Stewart
Director	Director
Date: March 30, 2007	Date: March 30, 2007

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton	Clint Tryon
Director	Chief Financial Officer, Principal Financial and Accounting Officer
Date: March 30, 2007	Date: March 30, 2007

EXHIBIT INDEX

Exhibit		By Reference
Number	Description	from Document

3.1	Articles of Incorporation of the Registrant, as amended	*

3.2	Amended and Restated Bylaws of the Registrant	(2)

10.1	2005 Equity Incentive Plan	(1)

10.2	Loan Agreement with Meadow Valley Corporation	(1)

10.4	Office Lease (Las Vegas)	(1)

10.5	Employment Agreement (Mr. Morris)	(1)

10.6	Employment Agreement (Mr. De Ruiter)	(1)

10.7	Administrative Services Agreement	(1)

10.8	Production Facility Lease (Sun City, Arizona)	(1)

10.9	Production Facility Lease (Henderson, Nevada)	(1)

10.10	Production Facility Lease (Moapa, Nevada)	(1)

10.11	Decorative Rock Lease (Moapa, Nevada)	(1)

10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)

10.14	Indemnity Agreement	(3)

10.15	Office Lease (Las Vegas)	(3)

14.1	Code of Ethics	(1)

23.1	Consent of Independent Auditors	*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

(1)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form S-1 Registration Statement (SEC File No. 333-122754).

(2)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form 8-K Current Report dated February 12, 2007.

(3)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form S-1/A Registration Statement filed on June 28, 2005 (SEC File No. 333-122754)