Form 10-Q
period 2007-03-31
Ready Mix, Inc.
filed 2007-05-09
CIK 1317405

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐;      Accelerated filer ☐;      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares outstanding of the registrant’s common stock as of May 2, 2007:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$9,609,974	$8,369,875
Accounts receivable, net	9,038,162	8,864,436
Inventory	1,145,837	1,301,842
Prepaid expenses	1,030,840	1,169,041
Deferred tax asset	367,752	361,206

Total current assets	21,192,565	20,066,400
Property and equipment, net	27,851,943	25,481,056
Refundable deposits	483,353	1,475,297

Total assets	$49,527,861	$47,022,753

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$4,424,729	$4,269,519
Accrued liabilities	1,937,337	2,443,258
Notes payable	2,849,867	2,515,522
Obligations under capital leases	133,104	250,313
Due to affiliate	27,307	73,395
Income tax payable	318,473	110,458

Total current liabilities	9,690,817	9,662,465
Notes payable, less current portion	9,984,972	8,269,789
Obligations under capital leases, less current portion	—	4,634
Deferred tax liability	1,619,009	1,619,009

Total liabilities	21,294,798	19,555,897

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,861,613	17,793,892
Retained earnings	10,367,642	9,669,156

Total stockholders’ equity	28,233,063	27,466,856

Total liabilities and stockholders’ equity	$49,527,861	$47,022,753

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Revenue:
Revenue	$19,710,557	$21,024,588
Revenue — related parties	651,885	106,936

Total revenue	20,362,442	21,131,524
Cost of revenue	18,261,428	18,458,566

Gross profit	2,101,014	2,672,958
General and administrative expenses	1,161,996	1,136,671

Income from operations	939,018	1,536,287

Other income (expense):
Interest income	88,447	92,898
Interest expense	(42,118)	(29,286)
Other income	95,810	5,801

	142,139	69,413

Income before income taxes	1,081,157	1,605,700
Income tax expense	382,671	589,988

Net income	$698,486	$1,015,712

Basic net income per common share	$0.18	$0.27

Diluted net income per common share	$0.18	$0.26

Basic weighted average common shares outstanding	3,807,500	3,807,500

Diluted weighted average common shares outstanding	3,818,693	3,866,588

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2007	3,807,500	$3,808	$17,793,892	$9,669,156
Stock based compensation expense			67,721
Net income for the three months ended March 31, 2007				698,486

Balance at March 31, 2007	3,807,500	$3,808	$17,861,613	$10,367,642

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$20,243,860	$18,516,420
Cash paid to suppliers and employees	(17,440,156)	(17,639,009)
Taxes paid	(181,202)	(235,000)
Interest received	88,447	92,898
Interest paid	(42,118)	(29,286)

Net cash provided by operating activities	2,668,831	706,023

Cash flows from investing activities:
Purchase of property and equipment	(1,843,947)	(4,045,717)
Cash received from sale of equipment	168,951	—

Net cash used in investing activities	(1,674,996)	(4,045,717)

Cash flows from financing activities:
Received from (paid to) due to affiliate	(46,088)	512,088
Proceeds from notes payable	1,335,942	1,828,224
Repayment of notes payable	(921,747)	(758,043)
Repayment of capital lease obligations	(121,843)	(114,540)

Net cash provided by financing activities	246,264	1,467,729

Net increase (decrease) in cash and cash equivalents	1,240,099	(1,871,965)
Cash and cash equivalents at beginning of period	8,369,875	12,110,417

Cash and cash equivalents at end of period	$9,609,974	$10,238,452

Reconciliation of net income to net cash provided by
operating activities:
Net income	$698,486	$1,015,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	993,816	788,250
(Gain) loss on sale of equipment	(54,374)	6,391
Deferred taxes, net	(6,546)	(7,649)
Stock-based compensation expense	67,721	54,402
Provision for doubtful accounts	(13,708)	(5,224)
Changes in operating assets and liabilities:
Accounts receivable	(160,018)	(2,627,296)
Prepaid expenses	138,201	63,597
Inventory	156,005	(89,775)
Refundable deposits	991,944	(212,976)
Accounts payable	155,210	1,469,228
Accrued liabilities	(505,921)	(111,274)
Income tax payable	208,015	362,637

Net cash provided by operating activities	$2,668,831	$706,023

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
     The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2006 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2007, and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
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
Stock-Based Compensation:
     January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated its results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 and there after, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
Stock-Based Compensation (Continued):
     We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is determined using a weighted average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and,

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
Recent Accounting Pronouncements:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this new accounting pronouncement to have a material impact.
2. Stock-Based Compensation:
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     As of March 31, 2007, the Company has the following stock-based compensation plan:
Equity Incentive Plan
     In 2005, the Company adopted the 2005 Equity Incentive Plan (“2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
     The Company has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2007, 326,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards granted
prior to
January 1, 2007
Dividend yield	0%
Expected volatility	21.4% - 39.1%
Weighted-average volatility	26.60%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.40
     No awards were granted during the three months ended March 31, 2007.
     The following table summarizes the stock option activity during the first quarter of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding March 31, 2007	348,125	$10.90	3.40	$834,866	$442,056

Exercisable March 31, 2007	158,667	$11.06	2.86	$315,408	$174,705

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2007, for those awards that have an exercise price currently below the closing price as of March 31, 2007. Awards with an exercise price above the closing price as of March 31, 2007 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	—	—
Vested	(75,126)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at March 31, 2007	189,458	$2.74

     During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $67,721 and $54,402, and a tax benefit of $6,546 and $7,648, respectively, related thereto. As of March 31, 2007, there was $439,536 of total unrecognized compensation cost, net of $5,554 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 2.19 years. The total fair value of 75,126 options vested during the three months ended March 31, 2007 and 2006, was $146,496 and $151,369, respectively. During the three months ended March 31, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Statement of Cash Flows:
Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the three months ended March 31, 2007 and 2006, the Company financed the purchase of property and equipment in the amounts of $1,635,333 and $861,714, respectively.
     During the three months ended March 31, 2007 and 2006, the Company incurred $67,721 and $54,402, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
4. Notes Payable:
     Notes payable consists of the following:

	March 31,	December 31,
	2007	2006
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$8,095	$9,375
Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	—	780
5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	8,477	43,944
5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	17,898	20,005
6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	500,353	507,381
6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	348,369	353,222
5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	3,810	9,524
5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	140,953	170,053
7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	289,846	293,555
5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	18,030	19,529
6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	269,836	356,862
6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	199,718	264,130

	$1,805,385	$2,048,360

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following:

	March 31,	December 31,
	2007	2006
Total from previous page	$1,805,385	$2,048,360
5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	168,345	181,698
7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	103,837	116,297
Note payable, variable interest rate was 9.75% at March 31, 2007, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	1,371,429	1,435,714
7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	256,699	301,999
6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	40,908	43,473
6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	19,848	21,059
5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	—	10,751
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	689,371	732,457
8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,462,579	1,553,990
8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,335,307	1,413,855
7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,451,163	1,465,927
7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	134,889	148,378
7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	24,315	25,491
7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	603,359	635,682

	$9,467,434	$10,135,131

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following:

	March 31,	December 31,
	2007	2006
Total from previous page	$9,467,434	$10,135,131
7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	127,462	—
7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	2,482,617	—
7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	317,145	—
Line of credit, variable interest rate was 8.50% at March 31, 2007, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	440,181	650,180

	12,834,839	10,785,311
Less: current portion	(2,849,867)	(2,515,522)

	$9,984,972	$8,269,789

     Following are maturities of long-term debt as of March 31, 2007 for each of the following years:

2008	$2,849,867
2009	2,227,929
2010	3,114,120
2011	2,018,658
2012	1,053,281
Subsequent to 2012	1,570,984

$12,834,839

5. Line of Credit:
     As of March 31, 2007, the Company had a $5,000,000 line of credit agreement with CIT Construction bearing interest at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of March 31, 2007 was 8.5%. The balance outstanding on the line of credit as of March 31, 2007 was $440,181 and is reported in Note 4 of these notes to condensed financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of March 31, 2007, the Company and its parent company were in compliance with these covenants.
     In addition to such line of credit agreement, the Company has also established a capital expenditure commitment with CIT Construction in the principal amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of March 31, 2007, the Company had approximately $1,930,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
     During the three months ended March 31, 2007, the Company extended its office lease with a monthly payment of $9,740. The Company also entered into a lease on a piece of office equipment with a monthly payment of $335. Minimum future rental payments under the non-cancelable operating leases entered into during the three months ended March 31, 2007 for each of the following years are:

2008	$120,898
2009	120,898
2010	120,898
2011	4,021
2012	3,686

$370,401

     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2007.
     The Company enters into agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.
7. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Three months ended
	March 31,
	2007	2006
Weighted average common shares outstanding	3,807,500	3,807,500
Dilutive effect of:
Stock options and warrants	11,193	59,088

Weighted average common shares outstanding assuming dilution	3,818,693	3,866,588

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2007, the Company had outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
     The Company’s diluted net income per common share for the three months ended March 31, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average of options to purchase 232,875 shares of common stock at $11.00 per share, 20,250 shares of common stock at $12.50 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. As of March 31, 2006, there were no anti-dilutive common stock equivalents.
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
     The effective income tax rate of approximately 35% for the three months ended March 31, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 37% for the three months ended March 31, 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Disclosure
     This Quarterly Report on Form 10-Q and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward- looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
     We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The quarry supplies about 50% of our sand and approximately 60% of the coarse aggregate requirements of our Nevada operations. Also at our quarry we manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. The pit will supply about 40% of our sand and approximately 40% of the coarse aggregate requirements of our Nevada operations. In the Phoenix metropolitan area, all of our existing ready-mix plants are currently supplied rock and sand from third parties.
Overview
     When comparing the first quarter of 2007 to the first quarter of 2006, we expected a decrease in our units sold and, in turn, a decrease in our revenue for the quarter as a result of typical weather experienced during the first quarter of 2007 when compared to the first quarter of 2006. However, we were pleased that the reduction in units sold during the quarter of approximately 12.0% only resulted in a decrease in revenue of approximately 3.6% or approximately $770,000, and a decrease in net income of approximately $320,000 when comparing the first quarter of 2007 to the first quarter of 2006. This year’s first quarter was more indicative of the seasonality normally seen in the construction industry when, during the winter months, the shorter days, cooler temperatures and wet weather usually impact the number of hours the construction industry can perform their functions and, therefore, we can sell ready-mix concrete. The first quarter of 2006 experienced unusually mild and dry weather conditions, which allowed construction of all types to continue with fewer interruptions. Additionally, the housing industry slow down which began in the second quarter of 2006, continues to be a factor in the reduced overall demand for our product.
     The volume of residential activity in our markets, which represents approximately 50% of our ready-mix concrete sales, increased slightly over the fourth quarter of 2006. However, residential development in the markets we serve is still weak when compared to the brisk demand of recent years. We believe that if the residential sector can avoid further declines and if the strength of the non-residential construction sectors remain at no less than their current level of activity, then demand for our product will sustain reasonable long-term growth that we expect will continue to be driven by the population and job growth within the geographic areas in which we operate. We constantly strive to maintain a reasonable balance between residential and non-residential sales in order to minimize the impact a change in any one construction sector may have on our overall business.
     One of the keys to improving our financial results in 2007 compared to 2006 will be the degree to which the expansion plants brought on line in 2006 can contribute to profitability. During the twelve month period ended December 31, 2006, we completed the relocation of batching equipment and the installation of crushing, screening and washing equipment at our Lee Canyon facility northwest of Las Vegas; we upgraded our batch plant at the Moapa quarry site; we erected a third batch plant facility in southwest Phoenix metropolitan area and we added to our mixer truck fleet. Sales volumes of ready mix concrete and production volumes of aggregates have not yet reached the levels necessary to permit these new expansions to contribute to our profitability. Collectively, these new additions do not reflect any contributions to our profitability in the first quarter of 2007.
Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe our most critical accounting policies are the collectibility of accounts receivable, the valuation of property and equipment, estimating income taxes and the valuation of stock-based compensation.
     We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2007 and December 31, 2006 amounted to $294,971 and $308,679, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The decrease in the provision for bad debt for the three months ended March 31, 2007 represented a reduction in the specific accounts identified previously and potentially uncollectible and write-offs in the amount of $7,228 during the three months ended March 31, 2007. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2007, the Company had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using Black-Scholes option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
New Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We are currently evaluating the impact of SFAS 159 on our financial statements, but do not expect this new accounting pronouncement to have a material impact.

Results of Operations
     The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three months ended
	March 31,
	2007		2006
(dollars in thousands)		(Unaudited)
Revenue	$19,710	96.8%	$21,025	99.5%
Related party revenue	652	3.2%	107	0.5%

Total revenue	20,362	100.0%	21,132	100.0%

Gross profit	2,101	10.3%	2,673	12.6%
General and administrative expenses	1,162	5.7%	1,137	5.4%

Income from operations	939	4.6%	1,536	7.3%
Interest income	88	0.4%	93	0.4%
Interest expense	(42)	-0.2%	(29)	-0.1%
Income tax expense	(383)	-1.9%	(590)	-2.8%

Net income	$698	3.4%	$1,016	4.8%

Depreciation and amortization	$994	4.9%	$788	3.7%

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006
     Revenue. Revenue decreased 3.6% to $20.4 million for the three months ended March 31, 2007, which we refer to as “interim 2007,” from $21.1 million for the three months ended March 31, 2006, which we refer to as “interim 2006.” The decreased revenue resulted primarily from a 12.0% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 9.5% increase in the average unit sales price. The increased average unit sales price reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products require a higher yield of cement, demanding a higher per unit sales price. The decreased volume in the first quarter was primarily due to typical weather conditions during the first quarter 2007 when compared to the unusually mild and dry weather experienced in the first quarter of 2006, which enabled us to deliver additional material to our customers and our customers’ ability to place the material. We also provide ready-mix concrete to our related parties. Revenue from related party for interim 2007 was $.7 million, representing 3.2% of total revenue in interim 2007 compared to $.1 million of total revenue in interim 2006. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to our related party could increase or decrease in any given year, but are not anticipated to be material.
     Gross Profit. Gross profit decreased to $2.1 million in interim 2007 from $2.7 million in interim 2006 and the gross profit margin decreased to 10.3% from 12.6% in the respective periods. The decrease in the gross profit margin during interim 2007 was primarily due to the reduction in our volume or sale of cubic yards of concrete and the increased expenses associated with the expansion efforts we initiated during 2006. Although our average unit sales price increased, our fixed costs also increased as a percentage of revenue as a result of our expansion efforts. The fixed costs will continue to increase in the next quarter as a result of the pit operation in Las Vegas (which we refer to as Lee Canyon), became operational in March of this year and we are now recognizing the costs of that operation. We believe that this operation will have tremendous long term benefits to our operation and profitability in future years.
     Depreciation and Amortization. Depreciation and amortization expense increased $.2 million, or 26.1%, to $.1 million for interim 2007 from $.8 million in interim 2006. This increase resulted from the additional plant, equipment and vehicles we placed in service in the later part of 2006 and interim 2007.

     General and Administrative Expenses. General and administrative expenses remained relatively flat at $1.2 million for interim 2007 when compared to $1.1 million for interim 2006. The slight increase resulted primarily from a $.1 million increase in public company expense, offset by a reduction of $.1 million in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits. Continuing through 2007, general and administrative expenses may increase slightly as it relates to public company expense, primarily legal, printing, communications with our shareholders and accounting fees and the implementation of Section 404 of the Sarbanes Oxley Act, which requires us to provide documentation, testing and auditing of our internal controls, which we estimate will be approximately $.5 million total for the year.
     Interest Income and Expense. Interest income for interim 2007 remained flat at $.09 million when compared to interim 2006. Interest expense increased in interim 2007 to $.04 million compared to $.03 million for interim 2006. The increase in interest expense was related to the additional debt associated with our office building purchased in June of 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during the interim 2007 was $.2 million compared to $.1 million for interim 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance the expansion efforts we have under taken over the past year.
     Income Taxes. The decrease in the income tax provision for interim 2007 to $.4 million compared to an income tax provision of $.6 million for interim 2006 was due to a decrease in pre-tax income in interim 2007 when compared to interim 2006. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
     Net Income. Net income was $.7 million for interim 2007 as compared to a net income of $1.0 million for interim 2006. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete, offset by an increase in the average unit sales price as discussed above.
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure long term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Our largest provider of financing has been CIT Construction (“CIT”). We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this quarterly report.
     We currently have a credit facility with CIT which provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The CIT revolving credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of March 31, 2007, both Meadow Valley and ourselves were compliant with the covenants. As of March 31, 2007, approximately $4.6 million in revolving credit was available under this agreement. As of March 31, 2007, the Company had approximately $1,930,000 of availability under the capital expenditure commitment.
     Over approximately the next 24 months we intend to expand our operations by adding one additional ready-mix production plant and purchasing related production plant equipment. We anticipate funding these expenditures out of cash flow from operations and borrowings under our capital expenditure line with CIT. We also intend to lease approximately 20 mixer trucks.
     As a result of the expansion efforts we have already implemented, we have entered into additional debt and operating lease obligations which, in turn, have increased our fixed minimum monthly payments. To date, we have not been impacted by this increase in our fixed minimum monthly payment as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in the coming year, but cannot assure that cash inflow from operations will be adequate to provide for the cash outflow needed to service all obligations for our expansion efforts.
     The following table sets forth for the three months ended March 31, 2007 and 2006, certain items from the condensed statements of cash flows.

	Three months ended
	March 31,
	2007	2006
(dollars in thousands)	(Unaudited)
Cash flows provided by operating activities	$2,669	$706
Cash flows used in investing activities	(1,675)	(4,046)
Cash flows provided by financing activities	246	1,468
     Cash provided by operating activities during interim 2007 of $2.7 million represents a $2.0 million increase from the amount provided by operating activities during interim 2006. The increase was primarily due to the stable accounts receivable balance during interim 2007 when compared to interim 2006 when accounts receivable experienced an increase of $2.6 million as a result of the improved sales.
     Cash used in investing activities during interim 2007 of $1.7 million represents a $2.4 million decrease from the amount used in investing activities during interim 2006. Investing activities during interim 2007 was due to capital expenditures of $1.8 million, offset by proceeds from the disposal of equipment in the amount of $.2 million. Investing activities during interim 2006 was due to capital expenditures of $4.0 million.
     Cash provided by financing activities during interim 2007 of $.2 million represents a $1.2 million decrease from the amount provided by financing activities during interim 2006. Financing activities during interim 2007 included the receipt of proceeds received from notes payable in the amount of $1.3 million, offset by the repayment of notes payable and capital leases of $1.0 million. Financing activities during interim 2006 included the receipt of proceeds received from notes payable in the amount of $1.8 million and proceeds from Meadow Valley of $.5 million, offset by the repayment of notes payable and capital leases of $.9 million.
Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at March 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
			(dollars in thousands)
Contractual Obligations
Long-term debt	$12,835	$2,850	$5,342	$3,072	$1,571
Interest payments on long-term debt (1)	2,999	888	1,221	450	440
Capital lease obligations	133	133	—	—	—
Operating leases	9,069	2,991	4,524	1,554	—
Purchase obligations	26,501	3,642	7,089	4,907	10,863
Other long-term liabilities (2)	692	494	198	—	—

Total contractual obligations	$52,229	$10,998	$18,374	$9,983	$12,874

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $126,000 through January 2008, and are to be reviewed annually by our Compensation Committee of our Board of Directors. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.

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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2007. Assuming a 100 basis point increase in the prime interest rate at March 31, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.02 million at March 31, 2007. See Note 4—Notes payable in the accompanying March 31, 2007 financial statements.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the three months ended March 31, 2007.
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
May 9, 2007

By	/s/ Clint Tryon

Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
May 9, 2007