Form 10-Q
period 2007-06-30
Ready Mix, Inc.
filed 2007-08-09
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other Jurisdiction of incorporation or organization)	86-0830443 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐;                    Accelerated filer ☐;                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of August 1, 2007:
Common Stock, $.001 par value
3,807,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets — As of June 30, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Operations (Unaudited) — Six months and three months ended June 30, 2007 and 2006 and Changes in Stockholders’ Equity (Unaudited)	4
Condensed Statements of Cash Flows (Unaudited) — Six months ended June 30, 2007 and 2006	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosure About Market Risk	21
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,204,031	$8,369,875
Accounts receivable, net	10,793,922	8,864,436
Inventory	1,191,920	1,301,842
Prepaid expenses	1,147,514	1,169,041
Deferred tax asset	374,297	361,206

Total current assets	21,711,684	20,066,400
Property and equipment, net	26,987,141	25,481,056
Refundable deposits	873,821	1,475,297

Total assets	$49,572,646	$47,022,753

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$5,058,698	$4,269,519
Accrued liabilities	2,174,519	2,443,258
Notes payable	2,430,329	2,515,522
Obligations under capital leases	16,820	250,313
Due to affiliate	2,930	73,395
Income tax payable	—	110,458

Total current liabilities	9,683,296	9,662,465
Notes payable, less current portion	9,171,939	8,269,789
Obligations under capital leases, less current portion	—	4,634
Deferred tax liability	1,619,009	1,619,009

Total liabilities	20,474,244	19,555,897

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,807,500 issued and outstanding	3,808	3,808
Additional paid-in capital	17,929,333	17,793,892
Retained earnings	11,165,261	9,669,156

Total stockholders’ equity	29,098,402	27,466,856

Total liabilities and stockholders’ equity	$49,572,646	$47,022,753

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Revenue	$41,814,357	$43,930,234	$22,103,800	$22,905,646
Revenue — related parties	1,050,921	198,904	399,036	91,968

Total revenue	42,865,278	44,129,138	22,502,836	22,997,614
Cost of revenue	38,406,845	38,615,605	20,145,417	20,157,039

Gross profit	4,458,433	5,513,533	2,357,419	2,840,575
General and administrative expenses	2,308,521	2,389,236	1,146,525	1,252,565

Income from operations	2,149,912	3,124,297	1,210,894	1,588,010

Other income (expense):
Interest income	183,791	180,038	95,344	87,140
Interest expense	(80,958)	(63,914)	(38,840)	(34,628)
Other income	140,650	13,824	44,840	8,023

	243,483	129,948	101,344	60,535

Income before income taxes	2,393,395	3,254,245	1,312,238	1,648,545
Income tax expense	897,290	1,195,207	514,619	605,219

Net income	$1,496,105	$2,059,038	$797,619	$1,043,326

Basic net income per common share	$0.39	$0.54	$0.21	$0.27

Diluted net income per common share	$0.39	$0.53	$0.21	$0.27

Basic weighted average common shares outstanding	3,807,500	3,807,500	3,807,500	3,807,500

Diluted weighted average common shares outstanding	3,825,592	3,859,660	3,832,491	3,852,732

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2007	3,807,500	$3,808	$17,793,892	$9,669,156
Stock based compensation expense			135,441
Net income for the six months ended June 30, 2007				1,496,105

Balance at June 30, 2007	3,807,500	$3,808	$17,929,333	$11,165,261

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$41,051,135	$41,300,076
Cash paid to suppliers and employees	(37,065,281)	(37,513,339)
Taxes paid	(1,181,202)	(365,852)
Interest received	183,791	180,038
Interest paid	(80,958)	(63,914)

Net cash provided by operating activities	2,907,485	3,537,009

Cash flows from investing activities:
Purchase of property and equipment	(2,118,115)	(6,580,190)
Proceeds from the sale of property and equipment	171,754	—

Net cash used in investing activities	(1,946,361)	(6,580,190)

Cash flows from financing activities:
Received from (paid to) due to affiliate	(70,465)	282,876
Proceeds from notes payable	2,699,929	3,083,540
Repayment of notes payable	(3,518,305)	(1,512,069)
Repayment of capital lease obligations	(238,127)	(230,863)

Net cash provided by (used in) financing activities	(1,126,968)	1,623,484

Net decrease in cash and cash equivalents	(165,844)	(1,419,697)

Cash and cash equivalents at beginning of period	8,369,875	12,110,417

Cash and cash equivalents at end of period	$8,204,031	$10,690,720

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,496,105	$2,059,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,105,800	1,655,581
(Gain) loss on sale of equipment	(56,608)	6,391
Deferred taxes, net	(13,091)	(5,099)
Stock-based compensation expense	135,441	80,714
Provision for doubtful accounts	(31,301)	37,746
Changes in operating assets and liabilities:
Accounts receivable	(1,898,185)	(2,849,277)
Prepaid expenses	208,307	192,025
Inventory	109,922	(497,578)
Refundable deposits	601,476	147,335
Accounts payable	789,179	1,695,604
Accrued liabilities	(268,739)	180,075
Income tax payable	(270,821)	834,454

Net cash provided by operating activities	$2,907,485	$3,537,009

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2006 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2007, and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     New Accounting Pronouncements:
          In February 2007, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently evaluating the impact of SFAS 159 on its financial statements, but does not expect this new accounting pronouncement to have a material impact.
          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its financial position and results of operations.
2. Stock-Based Compensation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of June 30, 2007, the Company has the following stock-based compensation plan:
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
          The Company has reserved 675,000 shares of its common stock for issuance under the plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2007, 326,875 shares were available for future grant under the 2005 Plan. The term of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards granted
prior to
January 1, 2007
Dividend yield	0%
Expected volatility	21.4% - 39.1%
Weighted-average volatility	26.60%
Risk-free interest rate	5.00%
Expected life of options (in years)	3
Weighted-average grant-date fair value	$2.40
          No awards were granted during the six months ended June 30, 2007.
          The following table summarizes the stock option activity during the first six months of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding June 30, 2007	348,125	$10.90	3.15	$834,866	$643,844

Exercisable June 30, 2007	158,667	$11.06	2.61	$315,408	$267,542

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2007, for those awards that have an exercise price currently below the closing price as of June 30, 2007. Awards with an exercise price above the closing price as of June 30, 2007 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	—	—
Vested	(75,126)	1.95
Forfeited	(2,500)	1.95

Nonvested stock options at June 30, 2007	189,458	$2.74

          During the six months ended June 30, 2007 and 2006, the Company recognized compensation expense of $135,441 and $80,714, and a tax benefit of $13,091 and $5,099, respectively, related thereto. As of June 30, 2007, there was $375,519 of total unrecognized compensation cost, net of $3,703 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 2.04 years. The total fair value of 75,126 and 76,791 options vested during the six months ended June 30, 2007 and 2006, was $146,496 and $150,510, respectively. During the six months ended June 30, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2007 and 2006, the Company financed the purchase of property and equipment in the amounts of $1,635,333 and $2,677,348, respectively.
          During the six months ended June 30, 2007 and 2006, the Company incurred $135,441 and $80,714, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
4. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2007	2006
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$6,796	$9,375

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	—	780

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	7,287	43,944

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	15,763	20,005

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	493,387	507,381

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	343,560	353,222

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	—	9,524

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	111,472	170,053

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	286,182	293,555

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	16,509	19,529

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	134,238	264,130

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	181,367	356,862

	$1,596,561	$2,048,360

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	June 30,	December 31,
	2007	2006
Total from previous page	$1,596,561	$2,048,360

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	154,794	181,698

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	91,376	116,297

Note payable, variable interest rate was 9.75% at June 30, 2007, with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	—	1,435,714

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	211,399	301,999

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	38,299	43,473

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	18,615	21,059

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	—	10,751

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	646,285	732,457

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,371,168	1,553,990

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,256,760	1,413,855

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,436,711	1,465,927

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	23,118	25,491

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	121,997	—

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	571,036	635,682

	$7,538,119	$9,986,753

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	June 30,	December 31,
	2007	2006
Total from previous page	$7,538,119	$9,986,753

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	121,400	148,378

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	2,377,718	—

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	301,019	—

Line of credit, variable interest rate was 8.50% at June 30, 2007, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	1,264,012	650,180

	11,602,268	10,785,311
Less: current portion	(2,430,329)	(2,515,522)

	$9,171,939	$8,269,789

          Following are maturities of long-term debt as of June 30, 2007 for each of the following years:

2008	$2,430,329
2009	2,795,604
2010	2,319,136
2011	1,869,665
2012	828,189
Subsequent to 2012	1,359,345

$11,602,268

5. Line of Credit:
          As of June 30, 2007, the Company had a $5,000,000 line of credit agreement with Wells Fargo Equipment Finance, Inc. formerly known as CIT Construction (“WFE”), bearing interest at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of June 30, 2007 was 8.5%. The balance outstanding on the line of credit as of June 30, 2007 was $1,264,012 and is reported in Note 4 of these notes to condensed financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of June 30, 2007, the Company and its Parent were in compliance with these covenants.
          In addition to such line of credit agreement, the Company has also established a capital expenditure commitment with WFE in the principal amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of June 30, 2007, the Company had approximately $1,930,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          During the six months ended June 30, 2007, the Company extended its office lease with a monthly payment of $9,740. The Company also entered into a lease on a piece of office equipment with a monthly payment of $335. Minimum future rental payments under the non-cancelable operating leases entered into during the six months ended June 30, 2007 for each of the following years are:

2008	$120,898
2009	120,898
2010	91,679
2011	4,022
2012	2,681

$340,178

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2007.
          The Company enters into agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.
7. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average common shares outstanding	3,807,500	3,807,500	3,807,500	3,807,500
Dilutive effect of:
Stock options and warrants	18,092	52,160	24,991	45,232

Weighted average common shares outstanding assuming dilution	3,825,592	3,859,660	3,832,491	3,852,732

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the six months and three months ended June 30, 2007, the Company had outstanding options to purchase 227,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the six months and three months ended June 30, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50 and outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the six months and three months ended June 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 230,375 shares of common stock at $11.00 per share and in connection with the public offering the Company issued the underwriters warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. For the six months and three months ended June 30, 2006, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, which were not included in the earnings per share calculation as they were anti-dilutive.
8. Income Taxes:
          The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, in accordance with APB Opinion No. 28, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.
          The effective income tax rate of approximately 37% for the six months ended June 30, 2007 and 2006 differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
          On July 2, 2007 the Company granted a total of 20,000 options, to purchase its common stock, to its outside directors at an exercise price of $12.85 per option. The options are fully vested on the date of grant and can be exercised immediately. The options expire July 2, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Disclosure
          This Quarterly Report on Form 10-Q (“Form 10-Q”) and the documents we incorporate by reference herein include forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.
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
          Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Form 10-Q or in the documents we incorporate by reference, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
General
          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this report are forward-looking statements.
          We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The quarry has historical supplied about 50% of our sand and approximately 60% of the coarse aggregate requirements of our Nevada operations. Also at our quarry we manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. We estimate the newly opened Lee Canyon pit will supply about 40% of our sand and approximately 40% of the coarse aggregate requirements of our Nevada operations. In the Phoenix metropolitan area, all of our existing ready-mix plants are currently supplied rock and sand from third parties.
Overview
          With the completion of the Lee Canyon Pit this year, our expansion efforts, which were put in motion nearly two years ago, are now nearing completion. We believe this expansion has positioned us to benefit from the long-term trend of rising demand for ready mix concrete we see in our Las Vegas and Phoenix locations for years to come. However, the expected demand for our products has been slower to return than previously expected.

          The quarter-to-quarter and year-to-date comparisons between 2007 and 2006 illustrate the change experienced by our market due primarily to the subsidence of construction activity in the residential sector. This in turn, has resulted in an overall decrease in demand for ready mix concrete. Comparing the second quarter of 2007 to the same period in 2006, the total number of units sold declined 6.9%, revenue decreased 2.2% and net income decreased 23.6%. Year-to-date from 2006 to 2007, the number of units sold decreased 9.3%, revenue decreased 2.9% and net income decreased 27.3%. In spite of these comparisons, it is interesting to note that using the same metrics (units sold, revenue and net income), the quarter ended June 30, 2007 was our best performing quarter out of the last four consecutive quarters. With the exception of the fourth quarter of 2006, we have improved sequentially each quarter for the last year. Similarly, there was also sequential improvement from the second half of 2006 to the first half of 2007. For instance, in the second quarter of 2007, units sold exceeded the best of the preceding three quarters by 6.8%, revenue by 9.3% and net income by 14.2%. Comparing sequential halves, that is last year’s second half to this year’s first half, total units sold increased 7.5%, revenue increased 8.6% and net income increased 16.9%. This measurable sequential improvement, and the expectation that the trend would continue has been the basis for our previously stated belief that the number of units sold and total revenue in 2007 would not differ appreciably from 2006.
          However, the persistent weakness in residential construction beyond our expectations and the growing consensus amongst various economic forecasts predicting slower than expected recovery of the housing sector, we now believe that the total units sold for this year’s second half will be similar to the second half of 2006. Furthermore, we expect pricing to weaken further in the second half, with the result that revenue in the second half is likely to be down slightly from the same period in 2006. This will place downward pressure on margins in the second half. The Portland Cement Association recently revised its annual forecast for 2007 cement consumption and now predicts a 6.5% drop in cement use from 2006 to 2007 — three times their initial forecast. The Las Vegas Housing Market Letter published by Home Builders Research, Inc. reported in their July 12, 2007 letter that the number of new home permits reported year to date through June 2007 declined 35% from 2006. Likewise, the July 28, 2007 publication of The Phoenix Housing Market Letter written by RL Brown Housing Reports and published by Home Builders Marketing, Inc. and Builders Research Institute, LLC reports year to date through June 2007 housing permits in the Arizona counties of Maricopa and Pinal (metropolitan Phoenix and surrounding areas) are down 23.5% from the previous year. Non-residential construction activity remains very strong and has helped minimize the impact of the residential sector decline. According to the Department of Commerce, the seasonally-adjusted annualized rate of non-residential spending increased 18.9% year over year as of May 2007. Overall, however, these combined market forces have diminished the demand for our product, put downward pressure on our prices and reduced our ability to pass on rising costs to our customers. We had previously stated that one of the keys to improving our financial performance was the degree to which our new expansion plants could contribute to our operations. The market’s decreased demand for ready mix concrete will make it difficult for us to increase production from the new facilities, thus less likely to fully absorb the increased fixed costs associated with the new assets without affecting margins.
          Notwithstanding the current market conditions, the underlying primary drivers that ultimately affect long term demand for our product are population and job growth. There is no abatement to these two key drivers. Both population growth and job growth are continuing at expected rates. The single greatest inhibitor to a housing rebound is the inventory of new and resale homes currently available in the market, a temporary condition. We believe that the timing and location of our expanded production facilities will ultimately prove to be wise investments based upon the anticipated long term growth of our markets.
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

          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently assessing the impact of EITF 06-11 on our financial position and results of operations.
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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2007 and December 31, 2006 amounted to $277,378 and $308,679, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The decrease in the provision for bad debt for the six months ended June 30, 2007 represented a slight increase in the specific accounts identified previously and potentially uncollectible and write-offs in the amount of $26,568 during the six months ended June 30, 2007. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2007, the Company had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.

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
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six months ended				Three months ended
	June 30,				June 30,
(dollars in thousands)	2007		2006		2007		2006
	(Unaudited)					(Unaudited)
Revenue	$41,814	97.5%	$43,930	99.6%	$22,104	98.2%	$22,906	99.6%
Related party revenue	1,051	2.5%	199	0.4%	399	1.8%	92	0.4%

Total revenue	42,865	100.0%	44,129	100.0%	22,503	100.0%	22,998	100.0%

Gross profit	4,458	10.4%	5,513	12.5%	2,357	10.5%	2,841	12.4%
General and administrative expenses	2,308	5.4%	2,389	5.4%	1,146	5.1%	1,253	5.5%

Income from operations	2,150	5.0%	3,124	7.1%	1,211	5.4%	1,588	6.9%
Interest income	184	0.4%	180	0.4%	95	0.4%	87	0.4%
Interest expense	(81)	-0.2%	(64)	-0.1%	(39)	-0.2%	(35)	-0.2%
Income tax expense	(897)	-2.1%	(1,195)	-2.7%	(515)	-2.3%	(605)	-2.6%

Net income	$1,496	3.5%	$2,059	4.7%	$798	3.5%	$1,043	4.5%

Depreciation and amortization	$2,106	4.9%	$1,656	3.8%	$1,112	4.9%	$867	3.8%

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006
          Revenue. Revenue decreased 2.9% to $42.9 million for the six months ended June 30, 2007, which we refer to as “interim 2007,” from $44.1 million for the six months ended June 30, 2006, which we refer to as “interim 2006.” The decreased revenue resulted primarily from a 9.3% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 6.9% increase in the average unit sales price. The decreased volume in interim 2007 was primarily due to the decline in the housing market, which has affected our residential concrete customers, and the ebbs and flows of commercial construction projects. The increased average unit sales price reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products requiring higher cement content, thus a higher per unit sales price. We provide ready-mix concrete to related parties. Revenue from related parties for interim 2007 was $1.1 million, representing 2.5% of total revenue compared to $.2 million of total revenue in interim 2006. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material. We anticipate additional raw material price increases and transportation costs related to those materials during 2007. We can not assure that we will be able to pass through the expected increase in the cost of our raw materials to our customers, which could negatively impact future profitability.
          Gross Profit. Gross profit decreased to $4.5 million in interim 2007 from $5.5 million in interim 2006 and the gross profit margin decreased to 10.4% from 12.5% in the respective periods. The decrease in the gross profit margin during interim 2007 compared to interim 2006 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our recent expansion efforts now nearing completion our fixed costs should stabilize and allow for future capacity when demand in our market returns.
          Depreciation and Amortization. Depreciation and amortization expense increased $.5 million, or 27.2%, to $2.1 million for interim 2007 from $1.7 million in interim 2006. This increase resulted from the additional plant and equipment we placed in service in the later part of 2006 and interim 2007.
          General and Administrative Expenses. General and administrative expenses decreased to $2.3 million for interim 2007 from $2.4 million for interim 2006. The decrease resulted primarily from a $.3 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, offset by expenses associated with the ownership of our office building in Arizona in the amount of $.1 million. Through 2007, we expect general and administrative expenses to increase as it relates to public company expense, which consists primarily of legal, printing, communications with our shareholders, accounting fees and the implementation of Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to provide documentation, testing and auditing of our internal controls. We estimate such costs will be approximately $.5 million total for the year.
          Interest Income and Expense. Interest income for interim 2007 remained flat at $.18 million compared to interim 2006. Interest expense increased in interim 2007 to $.08 million compared to $.06 million for interim 2006. The increase in interest expense was related to the interest expense associated with the financing of our office building in Arizona. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during interim 2007 was $.4 million compared to $.3 million for interim 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance our expansion efforts over the past year.
          Income Taxes. The decrease in the income tax provision for interim 2007 to $.9 million compared to an income tax provision of $1.2 million for interim 2006 was due to an decrease in pre-tax income in interim 2007 when compared to interim 2006. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net Income. Net income was $1.5 million for interim 2007 as compared to a net income of $2.1 million for interim 2006. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete, partially offset by an increase in the average unit sales price as discussed above.

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006
          Revenue. Revenue decreased 2.2% to $22.5 million for the three months ended June 30, 2007, which we refer to as “2nd quarter 2007,” from $23.0 million for the three months ended June 30, 2006, which we refer to as “2nd quarter 2006.” The decreased revenue resulted primarily from a 6.9% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 4.8% increase in the average unit sales price. The decreased volume in 2nd quarter 2007 was primarily due to the decline in the housing market, which has affected our residential concrete customers, and the ebbs and flows of commercial construction projects. The increased average unit sales price reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products requiring higher cement content, thus a higher per unit sales price. We provide ready-mix concrete to related parties. Revenue from related parties in 2nd quarter 2007 was $.4 million, representing 1.8% of total revenue compared to $.1 million of total revenue in 2nd quarter 2006. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given quarter, but are not anticipated to be material.
          Gross Profit. Gross profit decreased to $2.4 million in 2nd quarter 2007 from $2.8 million in 2nd quarter 2006, and the gross profit margin decreased to 10.5% from 12.4% in the respective periods. The decrease in the gross profit margin during 2nd quarter 2007 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue.
          Depreciation and amortization. Depreciation and amortization expense increased $.2 million, or 28.2%, to $1.1 million for 2nd quarter 2007 from $.9 million in 2nd quarter 2006. This increase is attributable to additional plant and equipment we placed in service in the later part of 2006 and interim 2007.
          General and Administrative Expenses. General and administrative expenses decreased to $1.1 million for 2nd quarter 2007 from $1.3 million for 2nd quarter 2006. The decrease resulted primarily from a $.2 million decrease in administrative salaries, wages, bonuses, related payroll taxes and benefits, offset partially by public company expenses in the amount of $.1 million.
          Interest Income and Expense. Interest income for 2nd quarter 2007 increased to $0.10 million from $.09 million for 2nd quarter 2006, resulting primarily from an increase in invested cash reserves. Interest expense in 2nd quarter 2007 remained relatively flat at $.04 million compared to the 2nd quarter 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during the interim 2007 was $.2 million compared to $.1 million for interim 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance our expansion efforts over the past year.
          Income taxes. The decrease in the income tax provision for 2nd quarter 2007 to $.5 million compared to an income tax provision of $.6 million for 2nd quarter 2006 was due to a decrease in pre-tax income in 2nd quarter 2007 when compared to 2nd quarter 2006. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net income. Net income was $.8 million for 2nd quarter 2007 as compared to a net income of $1.0 million for 2nd quarter 2006. The decrease in net income resulted from a decrease in the sale of cubic yards of concrete as discussed above.
Liquidity and Capital Resources
          Our primary need for capital has been and continues to be: to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure long term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Our largest provider of financing has been Wells Fargo Equipment Finance, Inc.

formerly known as CIT Construction (“WFE”). We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this quarterly report.
          We currently have a credit facility with WFE that provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of June 30, 2007, both Meadow Valley and we were compliant with the covenants. As of June 30, 2007, approximately $3.7 million in revolving credit was available under this credit facility. As of June 30, 2007, the Company had approximately $1.9 million of availability under the capital expenditure commitment.
          Over approximately the next 24 months we intend to expand our operations by adding one additional ready-mix production plant and purchasing related production plant equipment. We anticipate funding these expenditures out of cash flow from operations and borrowings under our capital expenditure line with WFE. We also intend to lease approximately 20 mixer trucks.
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
          The following table sets forth for the six months ended June 30, 2007 and 2006, certain items from the condensed statements of cash flows.

	Six months ended
	June 30,
(dollars in thousands)	2007	2006
	(Unaudited)

Cash flows provided by operating activities	$ 2,907	$ 3,537
Cash flows used in investing activities	(1,946)	(6,580)
Cash flows provided by (used in) financing activities	(1,127)	1,623
          Cash provided by operating activities during interim 2007 of $2.9 million represents a $.6 million decrease from the amount provided by operating activities during interim 2006. The decrease was primarily due to the decrease in sales and increase in our days sales outstanding, offset by an increase in our depreciation expense and better management of our disbursement of payables.
          Cash used in investing activities during interim 2007 of $1.9 million represents a $4.6 million decrease from the amount used in investing activities during interim 2006. Investing activities during interim 2007 was due to capital expenditures of $2.1 million, partially offset by proceeds from the disposal of equipment in the amount of $.2 million. Investing activities during interim 2006 was due to capital expenditures of $6.6 million.
          Cash used in financing activities during interim 2007 of $1.1 million represents a $2.8 million decrease from the amount provided by financing activities during interim 2006. Financing activities during interim 2007 included the receipt of proceeds received from notes payable in the amount of $2.7 million, offset by the repayment to Meadow Valley of $.1 million and the repayment of notes payable and capital leases of $3.8 million. Financing activities during interim 2006 included the receipt of proceeds received from notes payable in the amount of $3.1 million and proceeds from Meadow Valley of $.3 million, offset by the repayment of notes payable and capital leases of $1.7 million.

Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at June 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt	$11,602	$2,430	$5,115	$2,698	$1,359
Interest payments on long-term debt (1)	2,429	789	1,081	368	191
Capital lease obligations	17	17	—	—	—
Operating leases	8,321	2,920	4,168	1,233	—
Purchase obligations	25,574	3,618	6,946	4,740	10,270
Other long term liabilities (2)	557	425	132	—	—

Total contractual obligations	$48,500	$10,199	$17,442	$9,039	$11,820

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 9.75% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $126,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2007. Assuming a 100 basis point increase in the prime interest rate at June 30, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at June 30, 2007. See Note 4—Notes payable in the accompanying June 30, 2007 condensed financial statements.
Item 4. Controls and Procedures
          An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the 34 Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the 34 Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          None
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the six months ended June 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None
Item 3. Defaults Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders on June 11, 2007, nominees for Directors as listed in the proxy statement, to hold office for a one year term, expiring 2008 or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of Common Stock with the following vote:

	Affirmative	Authority	Broker non-
Directors	Votes	Withheld	votes/Abstentions

Charles E. Cowan	3,359,013	393,535	—
Charles R. Norton	3,358,898	393,650	—
Dan H. Stewart	3,359,013	393,535	—
Don A. Patterson	3,344,348	408,200	—
Bradley E. Larson	3,357,548	395,000	—
Robert R. Morris	3,359,013	393,535	—
Kenneth D. Nelson	3,358,198	394,350	—
          A proposal to ratify the selection of Semple, Marchal and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by the holders of Common Stock with the following vote:

Affirmative	Against	Authority	Broker non-
Votes	Votes	Withheld	votes/Abstentions

3,571,963	1,310	179,275	—
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
August 9, 2007

By	/s/ Clint Tryon
Clint Tryon
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)
August 9, 2007