Form 10-Q
period 2007-09-30
Ready Mix, Inc.
filed 2007-11-08
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐ ;       Accelerated filer ☐ ;       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Number of shares outstanding of the registrant’s common stock as of November 1, 2007:
Common Stock, $.001 par value
3,809,500 shares

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of September 30, 2007 (Unaudited) and December 31, 2006	3

Condensed Statements of Operations (Unaudited) — Nine months and three months ended September 30, 2007 and 2006 and Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2007 and 2006	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$8,593,647	$8,369,875
Accounts receivable, net	8,929,810	8,864,436
Inventory	1,317,653	1,301,842
Prepaid expenses	1,076,797	1,169,041
Deferred tax asset	418,355	361,206

Total current assets	20,336,262	20,066,400
Property and equipment, net	27,054,839	25,481,056
Refundable deposits	190,164	1,475,297

Total assets	$47,581,265	$47,022,753

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,550,118	$4,269,519
Accrued liabilities	2,170,085	2,443,258
Notes payable	2,282,013	2,515,522
Obligations under capital leases	9,201	250,313
Due to affiliate	9,444	73,395
Income tax payable	—	110,458

Total current liabilities	8,020,861	9,662,465
Notes payable, less current portion	8,591,325	8,269,789
Obligations under capital leases, less current portion	—	4,634
Deferred tax liability	1,619,009	1,619,009

Total liabilities	18,231,195	19,555,897

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 and 3,807,500 issued and outstanding	3,810	3,808
Additional paid-in capital	18,123,251	17,793,892
Retained earnings	11,223,009	9,669,156

Total stockholders’ equity	29,350,070	27,466,856

Total liabilities and stockholders’ equity	$47,581,265	$47,022,753

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Revenue	$60,520,249	$64,349,284	$18,705,892	$20,419,050
Revenue — related parties	1,438,142	372,867	387,221	173,963

Total revenue	61,958,391	64,722,151	19,093,113	20,593,013
Cost of revenue	56,385,409	57,287,589	17,978,564	18,671,984

Gross profit	5,572,982	7,434,562	1,114,549	1,921,029
General and administrative expenses	3,464,346	3,291,073	1,155,825	901,837

Income (loss) from operations	2,108,636	4,143,489	(41,276)	1,019,192

Other income (expense):
Interest income	284,252	297,171	100,461	117,133
Interest expense	(109,596)	(115,943)	(28,638)	(52,029)
Other income (expense)	228,200	10,882	87,550	(2,942)

	402,856	192,110	159,373	62,162

Income before income taxes	2,511,492	4,335,599	118,097	1,081,354
Income tax expense	957,639	1,596,473	60,349	401,266

Net income	$1,553,853	$2,739,126	$57,748	$680,088

Basic net income per common share	$0.41	$0.72	$0.02	$0.18

Diluted net income per common share	$0.41	$0.71	$0.02	$0.18

Basic weighted average common shares outstanding	3,807,949	3,807,500	3,808,848	3,807,500

Diluted weighted average common shares outstanding	3,827,344	3,842,273	3,832,343	3,807,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2007	3,807,500	$3,808	$17,793,892	$9,669,156
Common stock issued on exercise of options	2,000	2	21,998
Stock based compensation expense			307,361
Net income for the nine months ended September 30, 2007				1,553,853

Balance at September 30, 2007	3,809,500	$3,810	$18,123,251	$11,223,009

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$62,033,088	$62,881,516
Cash paid to suppliers and employees	(55,820,354)	(56,628,845)
Taxes paid	(1,181,203)	(1,473,466)
Interest received	284,252	297,171
Interest paid	(109,596)	(115,943)

Net cash provided by operating activities	5,206,187	4,960,433

Cash flows from investing activities:
Purchase of property and equipment	(3,353,966)	(7,731,132)
Proceeds from sale of property and equipment	206,554	8,500

Net cash used in investing activities	(3,147,412)	(7,722,632)

Cash flows from financing activities:
Proceeds from the issuance of common stock	22,000	—
Repayment of due to affiliate	(63,951)	(64,078)
Proceeds from notes payable	2,956,120	3,083,540
Repayment of notes payable	(4,503,426)	(2,295,210)
Repayment of capital lease obligations	(245,746)	(348,997)

Net cash provided by (used in) financing activities	(1,835,003)	375,255

Net increase (decrease) in cash and cash equivalents	223,772	(2,386,944)
Cash and cash equivalents at beginning of period	8,369,875	12,110,417

Cash and cash equivalents at end of period	$8,593,647	$9,723,473

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,553,853	$2,739,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,230,759	2,635,501
Loss (gain) on sale of equipment	(48,214)	3,941
Deferred taxes, net	(57,149)	(7,649)
Stock-based compensation expense	307,361	121,070
Provision for doubtful accounts	39,915	(10,589)
Changes in operating assets and liabilities:
Accounts receivable	(105,289)	(1,855,458)
Prepaid expenses	174,618	61,013
Inventory	(15,811)	(779,747)
Refundable deposits	1,285,133	(317,173)
Accounts payable	(719,401)	1,764,014
Accrued liabilities	(273,173)	475,728
Income tax payable	(166,415)	130,656

Net cash provided by operating activities	$5,206,187	$4,960,433

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2006 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made, are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2007, and the results of our operations and cash flows for the periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
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
     Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.
     Stock-Based Compensation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 and thereafter, includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is three years. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation (Continued):
          We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is primarily determined using a weighted average of the contractual term and vesting period of the award;
•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;
•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and
•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
     New Accounting Pronouncements:
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company does not expect SFAS 159 will have a material impact on its financial statements.
          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial statements.
2. Stock-Based Compensation:
          On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2007, the Company has the following stock-based compensation plan:
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
          The Company has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2007, 306,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The board of directors has full discretion to modify these terms. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted	Awards granted
	during the nine months	prior to
	ended September 30, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	36.7%	21.4% - 39.1%
Weighted-average volatility	36.7%	26.6%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted-average grant-date fair value	$5.21	$2.40
          The following table summarizes the stock option activity during the first nine months of fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	20,000	12.85		104,200
Exercised	(2,000)	11.00		(3,900)
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding September 30, 2007	366,125	$11.01	3.01	$935,166	$485,379

Exercisable September 30, 2007	176,667	$11.27	2.35	$315,408	$182,193

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2007, for those awards that have an exercise price currently below the closing price as of September 30, 2007. Awards with an exercise price above the closing price as of September 30, 2007 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	20,000	5.21
Vested	(95,126)	2.35
Forfeited	(2,500)	1.95

Nonvested stock options at September 30, 2007	189,458	$2.74

          During the nine months ended September 30, 2007 and 2006, the Company recognized compensation expense of $307,361 and $121,070, respectively, and a tax benefit of $57,148 and $7,648, respectively, related thereto. As of September 30, 2007, there was $304,096 of total unrecognized compensation cost, net of $1,851 attributable to estimated forfeitures, related to nonvested stock options granted under the 2005 Plan. That cost is expected to be recognized over the weighted average period of 1.94 years. The total fair value of the 95,126 and 76,791 options that vested during the nine months ended September 30, 2007 and 2006, respectively, was $146,496 and $149,742, respectively. During the nine months ended September 30, 2007, 2,500 awards were forfeited, fair value per share of $1.95, with a total fair value of $4,875.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2007 and 2006, the Company financed the purchase of property and equipment in the amounts of $1,635,333 and $2,866,616, respectively.
          During the nine months ended September 30, 2007 and 2006, the Company incurred $307,361 and $121,070, respectively, in stock-based compensation expense associated with stock option awards granted to employees, directors and consultants.
4. Notes Payable:
          Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$5,477	$9,375

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	—	780

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	6,080	43,944

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	13,600	20,005

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	486,310	507,381

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	338,674	353,222

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	—	9,524

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	81,605	170,053

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	282,451	293,555

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	14,965	19,529

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	67,671	264,130

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	91,430	356,862

	$1,388,263	$2,048,360

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Total from previous page	$1,388,263	$2,048,360

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	141,043	181,698

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	78,916	116,297

Note payable, variable interest rate with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	—	1,435,714

7.50% notes payable, with combined monthly principal payments of $15,100 plus interest, due September 1, 2008, collateralized by equipment	166,099	301,999

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	35,646	43,473

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	17,361	21,059

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	—	10,751

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	603,200	732,457

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,279,757	1,553,990

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,178,212	1,413,855

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,421,983	1,465,927

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	21,897	25,491

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	116,422	—

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	538,714	635,682

	$6,987,513	$9,986,753

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consist of the following:

	September 30,	December 31,
	2007	2006
Total from previous page	$6,987,513	$9,986,753
7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	107,911	148,378

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	2,272,819	—

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	284,892	—

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	167,561	—

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	88,630	—

Line of credit, variable interest rate was 8.00% at September 30, 2007, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	964,012	650,180

	10,873,338	10,785,311
Less: current portion	(2,282,013)	(2,515,522)

	$8,591,325	$8,269,789

          Following are maturities of long-term debt as of September 30, 2007 for each of the following years:

2008	$2,282,013
2009	3,068,867
2010	1,987,729
2011	1,605,248
2012	696,460
Subsequent to 2012	1,233,021

$10,873,338

5. Line of Credit:
          As of September 30, 2007, the Company had a $5,000,000 line of credit agreement with Wells Fargo Equipment Finance, Inc. formerly known as CIT Construction (“WFE”), bearing interest at Chase Manhattan Bank’s prime rate plus .25%. The interest rate as of September 30, 2007 was 8.0%. The balance outstanding on the line of credit as of September 30, 2007 was $964,012 and is reported in Note 4 of these notes to condensed financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. As of September 30, 2007, the Company and its Parent were in compliance with these covenants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Line of Credit (Continued):
          In addition to such line of credit agreement, the Company has also established a capital expenditure commitment with WFE in the principal amount of $10,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of September 30, 2007, the Company had approximately $1,760,000 of availability under the commitment.
6. Commitments:
          During the nine months ended September 30, 2007, the Company extended its office lease with a monthly payment of $9,740. The Company also entered into a lease on a piece of office equipment with a monthly payment of $335. Minimum future rental payments under the non-cancelable operating leases entered into during the nine months ended September 30, 2007 for each of the following years are:

2008	$120,898
2009	120,898
2010	62,459
2011	4,021
2012	1,676

$309,952

          The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors’ and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2007.
          The Company enters into agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors, which include indemnification provisions. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2007.

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
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding	3,807,949	3,807,500	3,808,848	3,807,500
Dilutive effect of:
Stock options and warrants	19,395	34,773	23,495	—

Weighted average common shares outstanding assuming dilution	3,827,344	3,842,273	3,832,343	3,807,500

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months and three months ended September 30, 2007, the Company had outstanding options to purchase 225,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the nine months and three months ended September 30, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the nine months ended September 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 230,375 shares of common stock at $11.00 per share and in connection with its initial public offering the Company issued to the underwriters, warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. For the nine months ended September 30, 2006, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, which were not included in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the three months ended September 30, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period. For the three months ended September 30, 2006, the Company had outstanding options to purchase 230,375 shares of common stock at $11.00 per share, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50 and warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, which were issued to the underwriters in connection with the Company’s initial public offering, and were not included in the earnings per share calculation as they were anti-dilutive.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
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
          The effective income tax rate of approximately 38% and 37% for the nine months ended September 30, 2007 and 2006, respectively, differed from the statutory rate, due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statement Disclosure
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
          We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The coarse aggregate and sand produced at the Moapa Quarry and the Lee Canyon Pit supply substantially all of the rock and sand needs for our Nevada operations. At the Moapa quarry we also manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. The reserves of raw material for this landscaping rock are nearly exhausted. As a result, production and sales of landscaping products will be decreasing and likely cease within the next 12 months. In the Phoenix metropolitan area, all of our ready-mix plants are currently supplied rock and sand from third parties.
Overview
          Demand for our product has historically come from the following sectors of the construction industry: Residential (45%-55%), Commercial and Industrial (20%-35%), Street and Highway (3%-10%) and Other Public/Civil Works (8%-15%). We are now more than a year into the residential housing decline and the end of the decline is still not yet visible. Demand for our product has been modestly supported by the continuing high level of activity in the other construction sectors. That helps explain how our unit sales have decreased only about 9% (comparing the nine months ended September 30, 2007 versus the nine months ended September 30, 2006) even though residential demand (as measured by new home permits) is down approximately 30% in our market during the same time period. However, the prolonged steep residential decline continues to decrease overall demand and has created increasingly stiffer pricing competition. Decreased demand, lower average selling prices based on the mix of products, rising costs of raw materials and increased fixed costs from capacity expansions put in place in 2006 have all contributed to the near break-even quarter ended September 30, 2007. Three months ago we believed that, compared to the second half of 2006, unit sales for the second half of 2007 would be flat, revenue would be down slightly and there would be decreased margins. Now, half way through the second half of 2007, unit sales are down 8.4%, revenue is down 7.3% and the market’s pressure on margins has caused gross profit to fall nearly 42%. Our results for this year’s third quarter are worse than we expected and occurred in what is typically our strongest seasonal quarter and we expect this downturn to continue through the 4th quarter of 2007, which will result in the second half of 2007 to be lower than the second half of 2006.
New Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We do not expect SFAS 159 will have a material impact on our financial statements.
          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect EITF 06-11 will have a material impact on our financial statements.

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
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at September 30, 2007 and December 31, 2006 amounted to $348,594 and $308,679, respectively. We determine our reserve by using percentages applied to certain types of revenue generated, as well as a review of the individual accounts outstanding and our collection history. The increase in the provision for bad debt for the nine months ended September 30, 2007 represented our historic bad debt expense as a percentage applied to certain revenue, less write-offs in the amount of $29,068 during the nine months ended September 30, 2007. Should our estimate for the provision of bad debt be insufficient to allow for the write-off of future bad debt, we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over-estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was determined to be over-estimated.
          We are required to provide property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2007, we had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.6 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
          Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority would require us to amend a prior year’s tax return we would record the increase or decrease in our tax obligation in the period in which it is more likely than not to be realized.

          On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this method we recognize compensation expense for all share-based payments granted after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with SFAS 123R using the Black-Scholes option valuation model. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, did not recognize compensation expense for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
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
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Nine months ended				Three months ended
	September 30,				September 30,
	2007		2006		2007		2006
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue	$60,520	97.7%	$64,349	99.4%	$18,706	98.0%	$20,419	99.2%
Related party revenue	1,438	2.3%	373	0.6%	387	2.0%	174	0.8%

Total revenue	61,958	100.0%	64,722	100.0%	19,093	100.0%	20,593	100.0%

Gross profit	5,573	9.0%	7,435	11.5%	1,115	5.8%	1,921	9.3%
General and administrative expenses	3,464	5.6%	3,291	5.1%	1,156	6.0%	902	4.4%

Income (loss) from operations	2,109	3.4%	4,143	6.4%	(41)	-0.2%	1,019	4.9%
Interest income	284	0.5%	297	0.5%	100	0.5%	117	0.6%
Interest expense	(110)	-0.2%	(116)	-0.2%	(29)	-0.2%	(52)	-0.3%
Income tax expense	(958)	-1.5%	(1,596)	-2.5%	(60)	-0.3%	(401)	-1.9%

Net income	$1,554	2.5%	$2,739	4.2%	$58	0.3%	$680	3.3%

Depreciation and amortization	$3,231	5.2%	$2,636	4.1%	$1,125	5.9%	$980	4.8%
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
          Revenue. Revenue declined 4.3% to $62.0 million for the nine months ended September 30, 2007, which we refer to as “interim 2007,” from $64.7 million for the nine months ended September 30, 2006, which we refer to as “interim 2006.” The decreased revenue resulted primarily from a 9.0% decrease in the sale of cubic yards of concrete, which we refer to as “units,” partially offset by a 5.3% increase in the average unit sales price. The decreased volume in interim 2007 was primarily due to the decline in the housing market, which has affected the demand for our product from our residential concrete customers and the ebbs and flows of commercial construction projects. Although we have experienced an increased average unit sales price, this increase reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products requiring higher cement content, thus a higher per unit sales price. We are experiencing downward pricing pressure from the metropolitan areas we service as a result of the overall lower demand for our products. We provide ready-mix concrete to related parties. Revenue from related parties for interim 2007 was $1.4 million, representing 2.3% of total revenue compared to $.4 million of total revenue in interim 2006. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material. We anticipate possible raw material price increases and increased transportation costs related to those materials during 2007. We can not assure that we will be able to pass through the expected increase in the cost of our raw materials to our customers, which could negatively impact future profitability.
          Gross Profit. Gross profit decreased to $5.6 million in interim 2007 from $7.4 million in interim 2006 and the gross profit margin decreased to 9.0% from 11.5% in the respective periods. The decrease in the gross profit margin during interim 2007 compared to interim 2006 was primarily due to decreased demand for our products on an increased fixed asset base resulting from our plant and delivery expansions. Although our average unit sales price increased, our variable unit costs also increased as a percentage of revenue. We anticipate that as a result of our expansion efforts our fixed costs should stabilize and allow for future capacity when demand in our market returns, but in the near future, while demand has slackened, the expansion efforts will cause our gross margin to be less than recent periods.
          Depreciation and Amortization. Depreciation and amortization expense increased $.6 million, or 22.6%, to $3.2 million for interim 2007 from $2.6 million in interim 2006. This increase resulted primarily from the additional plant and equipment placed in service at our Lee Canyon pit in interim 2007.
          General and Administrative Expenses. General and administrative expenses increased to $3.5 million for interim 2007 from $3.3 million for interim 2006. The increase resulted primarily from a $.2 million increase in public company expenses, depreciation and other expenses in the amount of $.2 million associated with the ownership of an office building in Phoenix, Arizona, offset by a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, in the amount of $.3 million. Continuing through 2007, general and administrative expenses will increase as it relates to public company expense, which consists primarily of legal, printing, communications with our shareholders, accounting fees and director compensation, including stock based compensation expense. We estimate public company expense will be approximately $.6 million for the year compared to $.3 million for 2006.
          Interest Income and Expense. Interest income for interim 2007 remained flat at $.3 million when compared to interim 2006. Interest expense for interim 2007 also remained flat at $.1 million when compared to interim 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during interim 2007 was $.6 million compared to $.4 million for interim 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance our expansion efforts over the past year. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which could increase interest expense in future periods.
          Income Taxes. The decrease in the income tax provision for interim 2007 to $1.0 million compared to an income tax provision of $1.6 million for interim 2006 was due to a decrease in pre-tax income in interim 2007 when compared to interim 2006. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net Income. Net income was $1.6 million for interim 2007 as compared to a net income of $2.7 million for interim 2006. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete, increased raw material costs and increased fixed costs, offset by an increase in the average unit sales price as discussed above.
Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006
          Revenue.    Revenue decreased 7.3% to $19.1 million for the three months ended September 30, 2007, which we refer to as “3rd quarter 2007,” from $20.6 million for the three months ended September 30, 2006, which we refer to as “3rd quarter 2006.” The decreased revenue resulted primarily from an 8.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” offset by a 1.6% increase in the average unit sales price. The decreased volume in the 3rd quarter 2007 was primarily due to the decline in the housing market, which has affected the demand for our product from our residential concrete customers and the ebbs and flows of commercial construction projects. The increased average unit sales price reflects the change in the mix of the various ready-mix products we manufacture, including higher strength products, primarily used in commercial projects, requiring higher cement content, thus a higher per unit sales price. We provide ready-mix concrete to our related parties. Revenue from related parties in 3rd quarter 2007 was $.4 million representing 2.0% of total revenue compared to $.2 million of total revenue in 3rd quarter 2006. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given quarter, but are not anticipated to be material.
          Gross Profit.    Gross profit decreased to $1.1 million in 3rd quarter 2007 from $1.9 million in 3rd quarter 2006, and the gross profit margin decreased to 5.8% from 9.3% in the respective periods. The decrease in the gross profit margin during 3rd quarter 2007 was primarily due to a decrease in our units sold, increased cost of raw material and increased fixed costs when compared to 3rd quarter 2006.
          Depreciation and amortization.    Depreciation and amortization expense increased $.1 million, or 14.8%, to $1.1 million for 3rd quarter 2007 from $1.0 million in 3rd quarter 2006. This increase is attributable to additional plant and equipment we placed in service since the second half of 2006.
          General and Administrative Expenses.    General and administrative expenses increased to $1.2 million for 3rd quarter 2007 from $.9 million for 3rd quarter 2006. The increase resulted primarily from a $.1 million change in bad debt expense (benefit) as a result of an adjustment in the bad debt allowance made in 3rd quarter 2007, $.1 million increase in public company expense, which consists primarily of legal, printing, communications with our shareholders, accounting fees and director compensation, including stock based compensation expense and depreciation and other expenses in the amount of $.1 million associated with the ownership of an office building in Phoenix, Arizona.
          Interest Income and Expense.    Interest income for 3rd quarter 2007 remained flat at $.1 million when compared to the 3rd quarter 2006. Interest expense decreased in 3rd quarter 2007 to $.03 million compared to $.05 million for 3rd quarter 2006. The decrease in interest expense was related to the repayment of debt during the 3rd quarter 2007. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during 3rd quarter 2007 was $.19 million compared to $.17 million for 3rd quarter 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance our expansion efforts over the past year.
          Income taxes.    The decrease in the income tax provision for 3rd quarter 2007 to $.1 million compared to an income tax provision of $.4 million for 3rd quarter 2006 was due to a decrease in pre-tax income in 3rd quarter 2007 when compared to 3rd quarter 2006. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock based compensation expense associated with employee incentive stock options.
          Net income.    Net income was $.1 million for 3rd quarter 2007 as compared to a net income of $.7 million for 3rd quarter 2006. The decrease in net income resulted from a decrease in our units sold, increased costs of raw materials and increased fixed costs as discussed above.
Liquidity and Capital Resources
          Our primary need for capital has been and continues to be to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure long term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Our largest provider of financing has been Wells Fargo Equipment Finance, Inc. (“WFE”). We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this quarterly report.

          We currently have a credit facility with WFE that provides $5.0 million in revolving credit as well as $10.0 million in a capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well as the assets of Meadow Valley, our parent. Under the terms of the agreement, Meadow Valley is required to maintain a certain level of tangible net worth as well as maintain a ratio of total debt to tangible net worth, and earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a minimum ratio of cash flow to current portion of long term debt. As of September 30, 2007, both Meadow Valley and we were compliant with the covenants. As of September 30, 2007, approximately $4.0 million in revolving credit was available under this credit facility. As of September 30, 2007, the Company had approximately $1.8 million of availability under the capital expenditure commitment.
          If demand for our product in certain areas of our market should increase, then over approximately the next 24 months we intend to expand our operations by adding one additional ready-mix production plant and purchasing related production plant equipment. We anticipate funding these expenditures out of cash flow from operations and borrowings under our capital expenditure line with WFE. We also intend to lease approximately 20 mixer trucks.
          As a result of the expansion efforts we have already implemented, we have entered into additional debt and operating lease obligations which, in turn, have increased our fixed minimum monthly payments. To date, we have not been impacted by this increase in our fixed minimum monthly payment as our cash flow from operations has provided an amount in excess of the increase in these payments. We do not expect this trend to change in the coming year, but cannot assure that cash inflow from operations will be adequate to provide for the cash outflow needed to service all of our obligations.
          The following table sets forth for the nine months ended September 30, 2007 and 2006, certain items from the condensed statements of cash flows.

	Nine months ended
	September 30,
	2007	2006
(dollars in thousands)	(Unaudited)
Cash flows provided by operating activities	$5,206	$4,960
Cash flows used in investing activities	(3,147)	(7,723)
Cash flows provided by (used in) financing activities	(1,835)	375
          Cash provided by operating activities during interim 2007 of $5.2 million represents a $.2 million increase from the amount provided by operating activities during interim 2006. The increase was primarily due to our improvement in the collection of our outstanding receivables compared to interim 2006, an increase in our depreciation expense and the reduction of deposits, offset by the decrease in sales and a reduction of payables and accrued expenses.
          Cash used in investing activities during interim 2007 of $3.1 million represents a $4.6 million decrease from the amount used in investing activities during interim 2006. Investing activities during interim 2007 was due to capital expenditures of $3.4 million offset by proceeds received from the disposal of equipment in the amount of $.2 million. Investing activities during interim 2006 was due to capital expenditures of $7.7 million.
          Cash used in financing activities during interim 2007 of $1.8 million represents a $2.2 million decrease from the amount provided by financing activities during interim 2006. Financing activities during interim 2007 included the receipt of proceeds from notes payable in the amount of $3.0 million and offset by the repayment to Meadow Valley of $.1 million and the repayment of notes payable and capital leases of $4.7 million. Financing activities during interim 2006 included the receipt of proceeds from notes payable in the amount of $3.1 million and offset by the repayment to Meadow Valley of $.1 million and the repayment of notes payable and capital leases of $2.6 million.

Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at September 30, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt	$10,873	$2,282	$5,057	$2,301	$1,233
Interest payments on long-term debt (1)	2,177	732	962	317	166
Capital lease obligations	9	9	—	—	—
Operating leases	7,573	2,792	3,869	912	—
Purchase obligations	24,667	3,615	6,634	4,740	9,678
Other long term liabilities (2)	422	356	66	—	—

Total contractual obligations	$45,721	$9,786	$16,588	$8,270	$11,077

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include employment contracts with two of our key executive officers that call for annual salaries of $150,000 and $126,000 through January 2008, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include the administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
Website Access
          Our website address is www.readymixinc.com. On our website we make available, free of charge, our annual report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the United States Securities and Exchange Commission. The information on our website is not incorporated into, and is not part of, this report.
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

          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2007. Assuming a 100 basis point increase in the prime interest rate at September 30, 2007, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at September 30, 2007. See Note 4—Notes payable in the accompanying September 30, 2007 condensed financial statements.
Item 4. Controls and Procedures
          An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Disclosure controls and procedures are defined as those controls and other procedures of an issuer that are designed to ensure that the information required to be disclosed by the issuer in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms. In addition, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 during the nine months ended September 30, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.

Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
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
SIGNATURE
     Pursuant to the requirements of the Securities and Exchange Act as of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

READY MIX, INC.
(Registrant)

By	/s/ Bradley E. Larson Bradley E. Larson
Chief Executive Officer
November 7, 2007

By	/s/ Clint Tryon Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
November 7, 2007