Form 10-K
period 2007-12-31
Ready Mix, Inc.
filed 2008-03-13
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☐                         Non-accelerated filer ☑                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $22,726,875. The Aggregate market value was computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter
Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
On March 10, 2008, there were 3,809,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2007, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

READY MIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

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
PART I
Item 1. Business
General
     Ready Mix, Inc. (“Company,” “Ready Mix,” “RMI,” “we,” “us” and “our”), based in Las Vegas, Nevada, is engaged in the construction industry as a supplier of construction materials. We provide ready-mix concrete, sand and gravel products to a variety of customers, including but not limited to, contractors, subcontractors, individuals and owners of both private and public construction projects. We have operations in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Our operations consist of seven permanent ready-mix concrete batch plants, three sand and gravel crushing and screening facilities and a fleet of approximately 180 ready-mix concrete trucks and other assorted support vehicles for transporting cement powder, sand and gravel, as well as maintenance and service vehicles. From our three aggregate production facilities located in the vicinity of Las Vegas, Nevada, we expect to supply approximately 95% of the total sand and gravel that are part of the raw materials for the ready-mix concrete that we manufacture and deliver. Our ready-mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom we purchase our sand and gravel. In most instances, these third-party batch plant site leases also include long-term sand and gravel purchase obligations which serve to assure a supply of key raw materials and to provide advantageous geographic locations in proximity to areas of concentrated construction activity. Besides sand and gravel, cement is the other most expensive and important raw material used in the production of ready-mix concrete. We purchase our cement from a variety of suppliers with whom we share excellent relationships, although it is rare that we obtain firm supply agreements from cement suppliers. In recent years, particularly 2005, world-wide high cement demand created shortages of supply. No such shortages have occurred since mid 2006 when residential construction activity in our market began to subside. Since 1997, our operations have consisted principally of formulating, preparing and delivering ready-mix concrete to the job sites of our customers. We also provide services to reduce our customers’ overall construction costs by lowering the installed, or “in-place”, cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs configured to meet our customers’ needs.
     We produce rock and sand for our Las Vegas area ready-mix plants from two separate production facilities. One quarry, located approximately 50 miles northeast of Las Vegas in Moapa, Nevada, has historically produced all of our sand requirements and approximately 60% of the coarse aggregate requirements of our Nevada concrete batch plants. During 2007, a second aggregate production facility located approximately 15 miles north of Las Vegas began to share in the production and supply of sand and gravel needs for our Las Vegas plants. A third sand and gravel production facility located approximately 40 miles southeast of Las Vegas has not had any appreciable demand due to the difficulty and expense related to transporting any product through the traffic restrictions caused by highway improvements over Hoover Dam. Because these traffic restrictions will likely remain in place for some time, we plan to reduce costs by immediately ceasing operations from this location and terminating our lease as soon as possible. In the Phoenix metropolitan area, all three of our existing ready-mix concrete plants are currently supplied rock and sand from third parties. We hold mining rights on a property in the southeast Phoenix area that we have not yet begun to mine.
     Prior to the completion of our public offering in August of 2005, we had been funded, owned and controlled by Meadow Valley Corporation (“Meadow Valley”). Meadow Valley currently owns approximately 69.4% of our common stock and we share some common management and directors. As a provider of construction services in the heavy construction sector, Meadow Valley, on occasion, purchases our products for its construction projects. Purchases for the years ended December 31, 2007, 2006 and 2005 represented 2.3%, .5% and 1.0% of revenue and amounted to $1.74 million, $.44 million and $.68 million, respectively. Our business has not been dependent upon Meadow Valley, but as we continue to expand our capacity in terms of units of production and delivery capabilities, sales to Meadow Valley may increase.
     For the years ended December 31, 2007, 2006 and 2005, our revenue was $77.4 million, $83.6 million and $67.7 million, respectively. Our revenue mix is comprised of the following:

	December 31*,
	2007	2006	2005
Commercial and industrial construction	31%	27%	28%
Residential construction	53%	53%	55%
Street and highway construction and paving	8%	7%	7%
Other public works and infrastructure construction	8%	13%	10%

	100%	100%	100%

*	Percentages are approximate.
Business Strategy
     Our objective is to expand the geographic scope of our operations, within the metropolitan areas of Las Vegas, Nevada and Phoenix, Arizona, to become a leading value-added provider of ready-mix concrete and related services in each market. We plan to achieve this objective by:
•	increasing our operating assets and marketing presence within the two metropolitan markets we currently serve;

•	expanding beyond the metropolitan areas of our two existing markets, but initially within the states of Nevada and Arizona; and

•	continuing our existing operating strategy aimed at increasing revenue growth and market share, achieving cost efficiencies and enhancing profitability.

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
     Increasing Marketing and Sales Initiatives and Enhancing Operations. Our basic operating strategy will continue to emphasize the sale of value-added products to customers who are more focused on reducing their installed, or in-place, concrete costs than on the price per cubic yard of the ready-mix concrete they purchase. Key elements of this service-oriented strategy include:
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
Market Overview
     Ready-mix concrete is a versatile material that the construction industry uses in substantially all of its projects, therefore, demand for ready-mix concrete tends to track the total value of construction put in place. According to data contained in the “2008 U.S. Markets Construction Overview” published by FMI Corporation (“FMI”), total construction put in place in the U.S. in 2007 (in current dollars) was valued at $1.15 trillion, a 4% decline from 2006. This decrease in the dollar value of total construction put in place resulted primarily from declines in the residential construction sector which decreased 16% in 2007. The strength of the non-residential construction sector, which grew 10% in 2007, helped offset the impact of the residential sector on overall construction spending. In the Mountain Region (AZ, NV, UT, NM, CO, WY, MT, ID), construction spending data contained in the same FMI publication was very similar to the national trends as total construction put in place for the Mountain Region declined 5%, the residential sector dropped 15% and the non-residential increased 12%.

FMI’s forecast for 2008 predicts a 6% increase in total construction put in place in the Mountain Region with the residential sector increasing by 3% and all other construction increasing 10%.
     Because our business is currently focused primarily in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas, housing start data is accessible and reliable in tracking the direction and magnitude of residential construction activity. Housing permits issued in our markets collectively declined 30.3% in 2007. This represents the second consecutive year of double digit declines and seems to add credence to the belief that investor and speculative home buying created a higher than normal spike in demand for homes in our geographic market, thus resulting in a more rapid, steep and prolonged decline in homebuilding activity. With credit concerns exacerbating the problem, predicting the depth and duration of this housing cycle has become tricky for even the most experienced industry forecasters. However, it appears that the consensus of opinion is that the residential sector in our market will likely remain slow for at least the next 12 to 24 months. Non-residential construction activity has remained strong and has helped prevent even more drastic declines in demand for our products. The non-residential construction sector normally lags housing by 18 to 24 months. We believe we are about 18 to 20 removed from the start of the housing decline, and as yet, there are few visible signs of a non-residential slowdown on the horizon. In fact, as with the FMI forecast previously mentioned, most forecasts predict 2008 to be another year of growth for non-residential construction, so it seems unlikely that we will observe the normal historical timing of the lead/lag relationship between residential and non-residential construction activity.
     According to the National Ready Mix Concrete Association (“NRMCA”), the 2007 annual usage of ready-mix concrete in the U.S. will approximate 419 million cubic yards, or a decline of about 9% from 2006. Looking more closely at the combined data compiled by the NRMCA for Arizona and Nevada, 2007 production of ready-mix concrete fell 11%. We experienced a very similar 10% decline in the volume of units produced and sold in 2007 compared to 2006. The NRMCA forecasts ready-mix concrete demand in Arizona and Nevada to decline further in 2008 by 3%. This is a good example of how varied the opinions are regarding the immediate future direction of our market – FMI’s 2008 prediction shows positive growth in every construction sector in the Mountain Region while the NRMCA predicts another year of decline in units of production in Arizona and Nevada.
     There seems to be little disagreement about the long-term prospects of our market. Population and job growth remain two of the key drivers for future construction spending and, in spite of the current cycle, we remain confident of our market’s long-term growth prospects. According to population numbers from the U.S. Census Bureau for all 50 states, Arizona and Nevada ranked #1 and #2, respectively, in percentage increase of population between 2006 and 2007. According to the U.S. Census Bureau’s April 21, 2005 internet release, Nevada and Arizona will be the two fastest growing states between 2000 and 2030. Nevada is projected to grow 114.3%, Arizona 108.8% and Florida is third at 79.5%.
     On the basis of information provided by the NRMCA, in addition to vertically integrated manufacturers of cement and ready-mix concrete, more than 2,500 independent producers, such as us, currently operate a total of approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.
     Historically, barriers to the start-up of a new ready-mix concrete manufacturing operation were relatively low. Recently, however, public concerns over the dust, noise and heavy mixer and other truck traffic associated with the operation of ready-mix concrete plants and their general appearance have made obtaining the necessary permits and licenses required for new plants more difficult. Delays in the regulatory approval process, when coupled with the substantial capital investment that start-up operations require, have raised the barriers to entry for new companies entering the industry.
Products and Services
Ready-Mix Concrete
     Dry batched concrete is mixed in the mixer truck en route to the job site, whereas wet batched concrete is mixed at the plant and then delivered to the job site. We produce dry batched ready-mix concrete products which require us to proportion the dry components, add water when the components are in the ready-mix truck and then deliver the product in an unhardened state, which we refer to as a plastic state, for placement and shaping into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired permeability, strength, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency under the weather and other conditions at the job site. We can achieve product differentiation for the mixes we offer because of the variety of mixes we are able to produce, our production capacity and our scheduling, delivery and placement reliability. We also believe we distinguish ourselves with our value-added service approach that emphasizes reducing our customers’ overall construction costs by lowering the installed, or in-place, cost of concrete.
     From a contractor’s perspective, the in-place cost of concrete includes both the amount paid to the ready-mix concrete manufacturer and the costs associated with the labor and equipment the contractor provides. A contractor’s unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to place and finish the ready-mix concrete, including the cost of additional labor and time lost due to substandard products or delivery delays. By carefully designing proper mixes and using recent advances in mixing technology, we assist our customers in reducing the amount of reinforcing steel and labor required in various applications.
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
     Portable plants will also play a part in our growth plans to service large, long-term projects within our market areas, as well as projects in more remote locations.
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
     Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of ten cubic yards, or approximately 20 tons, and a useful life of 12 years, although for accounting purposes we depreciate them over ten years. In addition to normal maintenance, after five years, some components of the mixer trucks require refurbishment. New mixer trucks currently cost approximately $150,000 to $165,000. We currently operate a fleet of approximately 180 owned and leased mixer trucks.
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
     On any given day, a particular plant may have production orders for many customers at various locations throughout its area of operation. To fill an order:
•	the dispatch office coordinates the timing and delivery of the concrete to the job site;

•	an operator supervises and coordinates the receipt of the necessary raw materials and operates the hopper that dispenses those materials into the appropriate storage bins;

•	a batch operator prepares the specified mixture from the order and oversees the loading of the mixer truck with dry ingredients and water; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

     We track the status of each mixer truck as to whether a particular truck is:
•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	being washed; or

•	en route to a particular plant.
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
     We lease, on a royalty basis, and operate two sand and gravel production facilities in the Las Vegas, Nevada vicinity, which provide the majority of the rock and sand used in our Las Vegas area concrete plants. These aggregate leases have remaining durations ranging from one to two years. Each lease provides certain rights to extend the lease under certain conditions. We are currently in the process of ceasing operations at a third site approximately 40 miles southeast of Las Vegas, Nevada and plan to terminate that lease as soon as possible to reduce costs. At our Arizona locations, our supply contracts for sand and gravel have remaining terms ranging from approximately two to nine years. Since we do not self-produce rock and sand used in our ready-mix concrete at our Arizona locations, we have entered into lease agreements with third party sand and gravel producers to establish our ready-mix plants on their properties in exchange for our agreeing to purchase their rock and sand as a raw material for our concrete. These leases are long-term in nature, from five to ten years, and generally have renewal options for additional terms. The obligations to purchase the rock and sand from these lessors may contain provisions to pay minimum monthly amounts regardless of our consumption levels, but in some cases, do allow for past payments to apply toward future use. These types of leases reduce the amount of capital equipment we would otherwise need to perform our own crushing and screening and also eliminate the need to own or lease our own mining properties. The leases also specify parameters for the quality of the rock and sand to be supplied by the lessors. These leases are important to us as they are the basis upon which we obtain rock and sand used to produce ready-mix concrete at these plant locations.

Customers
     We target concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top ten customers represented approximately 48% of our revenue. The discontinuance of service to any of these customers or a general economic downturn could have a material adverse effect on our business, financial condition and results of operations.
     We rely heavily on repeat customers. We estimate that repeat customer revenue for the years ended December 31, 2007, 2006 and 2005 accounted for approximately 97% to 99% of our revenue. Management and dedicated sales personnel at each of our locations have been responsible for developing and maintaining successful long-term relationships with key customers. We believe that by operating in more markets and locations, we will be in a better position to market to and service larger regional contractors.
Competition
     The ready-mix concrete industry is highly competitive. Our ability to compete in our market depends largely on the proximity of our customers’ job sites to our ready-mix concrete plant locations, our plant operating costs and the prevailing ready-mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
     Our direct competitors in Nevada include Cemex (including assets acquired from Rinker Materials), Silver State Materials, Sierra Ready Mix and Service Rock Products. In Arizona, we compete against Cemex (including assets acquired from Rinker Materials), Arizona Materials, Maricopa Ready Mix, Vulcan Materials and Hanson Materials. We also face significant competition from several smaller ready-mix concrete providers. We believe we adequately compete with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. Some competitors may have competitive advantages over us if they have lower operating costs or their financial resources enable them to accept lower margins on jobs that are particularly price-sensitive. Competitors having greater financial resources to invest in new mixer trucks or build plants in new areas may also have competitive advantages over us.
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

     We currently have nine full-time sales persons. We also intend to develop and implement training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach will appeal to our targeted prospective customers and differentiate us from our competitors.
Seasonality
     The construction industry is seasonal, generally due to inclement weather and length of daylight hours occurring in the winter months. Accordingly, we may experience a seasonal pattern in our operating results with lower revenue in the first and fourth quarters of each calendar year. Results for any one particular quarter, therefore, may not be indicative of results for other quarters or for the year.
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
Equipment
     Currently, we operate a fleet of approximately 180 owned and leased ready-mix trucks, which are serviced by our mechanics. We believe these vehicles are generally well-maintained and adequate for our operations. The average age of our ready-mix trucks is approximately six years. Since inception, we have elected to finance the purchase of our trucks and other plant equipment with operating leases upon terms generally available in the industry and at rates disclosed in our financial statements. We expect to utilize proceeds from operations to purchase equipment which in the past has been financed. When placing orders for new equipment, it can be expected that lead times may be as much as four to six months; therefore, actual delivery may not necessarily meet the timing of our production needs and can cause disruption of service or diminished productivity.
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
     Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. Environmental laws are complex and subject to frequent change. These laws impose strict liability in some cases without regard to negligence or fault. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also expose us to liability for the conduct of or conditions caused by others, or for acts which complied with all applicable laws when performed. We are not aware of any environmental issues which we believe are likely to have a material adverse effect on our business, financial condition or results of operations, but we can provide no assurance that material liabilities will not occur. There also can be no assurance that our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. Additionally, the Occupational Safety and Health Administration (OSHA) and the Mining Safety and Health Agency have established requirements for our training programs and dictate working conditions which we must meet.
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
Employees
     As of February 2, 2008, we employed approximately 270 employees including executive officers, management personnel, sales personnel, technical personnel, administrative staff, clerical personnel, and drivers, of which approximately 30 were salaried and approximately 240 were hourly personnel generally employed on an as-needed basis, including approximately 165 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions and length of daylight hours throughout the year. During the year ended December 31, 2007, the number of employees ranged from approximately 280 to approximately 320 and averaged approximately 300. None of our employees belong to a labor union and we believe our relationship with our employees is satisfactory.
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
     Meadow Valley owns approximately 69% of our outstanding common stock and may be able to control our business. Additionally, Meadow Valley’s chief executive officer also serves us in similar capacities, and all five of Meadow Valley’s directors serve on our seven member board of directors. Only one of our outside directors is independent of Meadow Valley. We also sell a small amount of concrete to Meadow Valley. These relationships could create, or appear to create, potential conflicts of interest when Meadow Valley’s officers and directors are faced with decisions that could have different implications for Meadow Valley and us. These decisions could result in reducing our profitability. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the investing public’s perception of us. We do not have any formal procedure for resolving such conflicts of interest.
We are at risk of a change in control of ownership.
     Meadow Valley has formed a special committee to, among other things, consider offers that may be made for the acquisition of that company.  If such an offer is received and ultimately consummated, it could result in a change of control of Meadow Valley.  A change of control of Meadow Valley would also result in a change of control of Ready Mix since Meadow Valley currently owns approximately 69% of our common stock and has the ability to elect a majority of the members of our board of directors, who in turn have the ability to appoint our executive officers.  We do not have any precautions in place to avoid such a change of control and in the event a change of control were to occur, there is no assurance that it would be in the best interests of our shareholders.
At any given time, one or a limited number of customers may account for a large percentage of our revenue, which means that we face a greater risk of loss of revenue and a reduction in our profitability if we lose a major customer or if a major customer faces financial difficulties.
     At times, a small number of customers have generated a large percentage of our revenue in any given period. For the year ended December 31, 2007, our largest customer provided approximately 7.7% of our revenue and our ten largest customers collectively provided approximately 47.8% of our revenue. In 2006, one customer provided approximately 9.2% of our revenue and our ten largest customers collectively provided approximately 44.2% of our revenue. In 2005, one customer provided approximately 14.3% of our revenue and our ten largest customers collectively provided approximately 53.4% of our revenue. Companies that constitute our largest customers vary from year to year, and our revenue from individual customers fluctuates each year. If we lose one or more major customers or if any of these customers face financial difficulties, our revenue could be substantially reduced, thereby reducing our profitability.
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
     We rely on third parties to provide us with supplies, including cement and other raw materials, necessary for our operations. We cannot be sure that these relationships will continue in the future or that raw materials will continue to be available to us when required and at a reasonable price. During 2005, a worldwide shortage of cement created difficulties for the entire ready-mix industry in obtaining sufficient cement. The cement industry has responded with planned increased capacity which will likely mitigate any future shortages that may be caused by high demand for ready-mix concrete. If shortages of cement or other raw materials were to resume, we might be unable to meet our supply commitments to our customers which would severely impact our ability to retain and attract customers.
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
     We depend on the continued efforts of our executive officers, some of whom are executive officers of Meadow Valley, and, in many cases, on our local senior management. In addition, any future growth will impose significant additional responsibilities on members of our senior management and executive officers. The success of our operations, which is based upon a decentralized management, will depend on recruiting new local senior level managers and officers, and we cannot be certain that we can recruit and retain such additional managers and officers. To the extent we are unable to attract and retain qualified management personnel, our growth could be limited and our business could be disrupted, resulting in decreased revenue and increased costs associated with the loss of experienced managers responsible for generating new clients, marketing and cost containment efforts.
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

Our operations are subject to special hazards that may cause personal injury or property damage, subjecting us to liabilities and possible losses which may not be covered by insurance.
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
     One of the services we provide to our customers is the formulation of specific mix designs for ready-mix concrete that meet building code or other regulatory requirements and contractual specifications for durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured or non-indemnified mix design or product-related claim is resolved against us in the future, that resolution may increase our costs and reduce our profitability and cash flows.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We owned or leased the following properties at December 31, 2007:

		Approximate	Approximate
		Building Size in	Land	Owned or	Monthly	Lease
Location	Purpose	Square Feet	in Acres	Leased	Rental	Expires
3430 East Flamingo Suite 100,
Las Vegas, Nevada	Area office	5,900	—	Leased	$9,870	3/10/2010

4602 East Thomas Road
Phoenix, Arizona	Area office	18,400	2	Owned	—	—

109 West Delhi,	Ready Mix
North Las Vegas, Nevada	production facility	4,470	5	Owned	—	—

11500 West Beardsley Road,	Ready Mix
Sun City, Arizona (1)	production facility	440	5	Leased	—	5/31/2010

39245 North Schnepf Road,	Ready Mix
Queen Creek, Arizona	production facility	440	5	Owned	—	—

North Schnepf Road,	Sand and Aggegate
Queen Creek, Arizona (1) (2)	production facility	—	15	Leased	—	8/30/2009

Richmar Ave.,	Ready Mix
Las Vegas, Nevada	production facility	440	5	Owned	—	—

6204 West Southern Avenue,	Ready Mix
Tolleson, Arizona (1)	production facility	440	5	Leased	—	10/31/2016

	Sand and Aggegate
Moapa, Nevada (1)	production facility	840	40	Leased	—	1/1/2009

	Ready Mix
Moapa, Nevada (1)	production facility	440	—	Leased	—	—

	Sand and Aggegate
Northwest Arizona (1)	production facility	840	40	Leased	—	8/27/2008

	Sand and Aggegate
Northwest Las Vegas, Nevada (1)	production facility	—	40	Leased	—	3/31/2008

	Ready Mix
Northwest Las Vegas, Nevada (1)	production facility	440	—	Leased	—	—

(1)	Our facility rent is included in the cost of the material which we purchase from the lessors.

(2)	Currently we are not mining this site.
     We have determined that the above properties are sufficient to meet our current needs. We will continue to search for possible additional site locations to expand our operations if market conditions warrant.
Item 3. Legal Proceedings
     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is involved in one material legal proceeding. On November 8, 2007 Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708), in the Superior Court of the State of Arizona, against us for re-imbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint.

Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed on the American Stock Exchange and trades under the symbol “RMX.” The following table represents the high and low closing prices for our common stock on the American Stock Exchange during 2007. As of February 29, 2008, there were approximately 1,300 record and beneficial owners of our common stock. On February 29, 2008, our common stock closed at $5.90 per share. Our stock began trading on August 24, 2005, at the completion of our initial public offering.

	2007 *		2006 *
	High	Low	High	Low
First quarter	$13.44	$11.11	$16.95	$13.30
Second quarter	$13.90	$11.96	$15.62	$12.80
Third quarter	$13.20	$11.85	$14.10	$9.48
Fourth quarter	$12.40	$6.40	$11.42	$10.25

*	- The quarterly highs and lows are based on daily market closing prices during each respective period.
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

Ready Mix, Inc.
Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	482,375	$11.54	306,875

Equity compensation plans not approved by security holders	—		—

Total	482,375		306,875

(1)	- Includes an individual compensation agreement for 116,250 warrants to purchase shares of common stock issued to our underwriters as a portion of their compensation in connection with our initial public offering.

(2)	- Includes 366,125 options to purchase shares of common stock issued to our employees, directors and consultants from our 2005 Plan.

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
     We have reserved 675,000 shares of our common stock for issuance under the 2005 Plan. As of December 31, 2007, 306,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.
     Our employees are eligible for participation in Meadow Valley’s (our parent company) equity compensation plan. The table below summarizes Meadow Valley’s equity compensation plan.

Meadow Valley Corporation
Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	320,011	$5.35	150,149

Equity compensation plans not approved by security holders	—		—

Total	320,011		150,149

(1)	- Includes options to purchase shares of Meadow Valley’s common stock issued to Meadow Valley’s employees, directors and consultants from its 2004 equity incentive plan.
     Except for issuances of options under the 2005 Plan, we did not sell any unregistered securities during the year ended December 31, 2007, nor did we repurchase any of our equity securities during the same period.

     The graph below compares the cumulative 28-month total return of holders of Ready Mix, Inc.’s common stock with the cumulative total returns of the AMEX Composite Index, and a customized peer group of six companies that includes: Eagle Materials, Inc., Florida Rock Industries, Inc., Martin Marietta Materials, Texas Industries, Inc., US Concrete, Inc. and Vulcan Materials Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index* (with the reinvestment of all dividends) from 8/24/2005 to 12/31/2007.

*	$100 invested on 8/24/05 in stock or 7/31/05 in index-including reinvestment of dividends. Fiscal year ending December 31.

	8/24/2005	12/31/2005	12/31/2006	12/31/2007
Ready Mix, Inc.	100.00	113.22	91.74	53.88
AMEX Composite Index	100.00	105.16	125.13	152.50
Peer Group	100.00	104.87	129.00	141.93

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data
Statement of Operations Information:
     The selected financial data as of and for each of the five years ended December 31, 2007, is derived from the financial statements of the Company and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Statement of Operations Information:
     In thousands, except share and per share data.

	Years ended December 31,
	2007	2006	2005	2004	2003
Revenue	$77,365	$83,589	$67,734	$59,136	$44,128
Gross profit	6,154	9,206	7,072	6,627	4,107
Income from operations	1,580	4,927	3,943	4,055	1,620
Income before income taxes	2,111	5,212	3,921	3,811	1,674
Net income	1,355	3,339	2,486	2,440	1,040
Basic net income per common share	$0.36	$0.88	$0.94	$1.20	$0.51
Diluted net income per common share	$0.36	$0.87	$0.93	$1.20	$0.51
Basic weighted average common shares outstanding	3,808,337	3,807,500	2,654,688	2,025,000	2,025,000
Diluted weighted average common shares outstanding	3,817,009	3,833,580	2,681,053	2,025,000	2,025,000
Dividends	—	—	—	—	—
Balance Sheet Information:

	December 31,
	2007	2006	2005	2004	2003
Total assets	$46,279	$47,023	$39,907	$22,414	$16,025
Total notes payable and capital lease obligations	9,845	11,040	8,020	8,342	5,239
Due to affiliate	38	73	85	1,380	2,416
Intercompany income tax allocation payable	—	—	—	1,298	658
Total shareholders’ equity	29,219	27,467	23,966	4,344	1,904
Financial Position Information:

	Years ended December 31,
	2007	2006	2005	2004	2003
Working capital	$11,808	$10,404	$14,186	$(1,057)	$(563)
Current ratio	2.49	2.08	2.70	0.90	0.94
Debt to equity	0.34	0.40	0.33	1.92	2.75
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

Executive Overview
     Our revenue is directly related to the level of construction activity in our markets. Ordinarily, the construction segments that affect our business the most are: the single-family residential segment, the commercial construction segment and, to a lesser degree, the public works infrastructure segment, both highway and non-highway. Accordingly, the significant reduction in residential construction during 2007 has caused a corresponding drop in demand for our product. Fortunately, the construction activity in the non-residential sectors remained sufficiently strong to mitigate the effect of the residential slowdown. A prolonged decline in residential activity coinciding with a decline in one or more of the other sectors of the construction market could result in significant additional reductions in demand for our product.
Results of Operations
     The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

	Years ended December 31,
Dollars in Thousands	2007		2006		2005
Revenue	$75,620	97.7%	$83,152	99.5%	$66,898	98.8%
Related party revenue	1,745	2.3%	437	0.5%	836	1.2%

Total revenue	77,365	100.0%	83,589	100.0%	67,734	100.0%

Gross profit	6,154	8.0%	9,206	11.0%	7,072	10.4%
General and administrative expenses	4,574	5.9%	4,279	5.1%	3,128	4.6%

Income from operations	1,580	2.0%	4,927	5.9%	3,943	5.8%
Interest income	385	0.5%	395	0.5%	174	0.3%
Interest expense	(138)	-0.2%	(163)	-0.2%	(227)	-0.3%
Income tax expense	756	1.0%	1,872	2.2%	1,435	2.1%

Net income	$1,355	1.8%	$3,339	4.0%	$2,486	3.7%

Depreciation and amortization	$4,377	5.7%	$3,439	4.1%	$2,411	3.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Revenue. Revenue declined 7.4% to $77.4 million for the year ended December 31, 2007, which we refer to as “2007,” from $83.6 million for the year ended December 31, 2006, which we refer to as “2006.” The decrease in revenue resulted from a 10.1% decrease in sales of cubic yards of concrete, which we refer to as “units,” offset by an increase of 3.2% in the average unit sales price. The increased average unit sales price reflects a shift toward selling more expensive higher strength concrete typically used in commercial and infrastructure projects. But, when comparing the average unit selling price by mix, prices are down across the board. The decreased volume in 2007 was primarily attributable to the residential sector’s continuing decline. We provide ready-mix concrete to a related party. Related party revenue represented 2.3% of our 2007 revenue. The increase in related party revenue when compared to 2006 was the result of the location of the projects, type of products needed and the availability of product and personnel. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to the related party could increase or decrease in any given year, but are not anticipated to be material. We expect raw material prices and transport costs associated with those materials to remain stable during 2008, thus it is unlikely that we will be raising our prices during 2008.
     Gross Profit. Gross profit decreased by 33.2% to $6.2 million for 2007 from $9.2 million for 2006 and gross margin, as a percent of revenue, decreased to 8.0% in 2007 from 11.0% in 2006. Gross profit margin can be affected by a variety of factors including customers’ construction schedules, weather conditions and availability of raw materials. The decrease in gross profit and gross margin during 2007 resulted primarily from increased costs associated with the expansion of our operations, under utilizing new equipment placed in service and a decrease in the volume of units sold. During 2008, we will likely continue to under-utilize equipment, but we expect long-term margins will benefit from our expansion efforts. Our fixed costs will increase in 2008 as a result of our expansion efforts implemented during 2007 and will impact our gross profit margin in the interim as we are bringing the equipment up to full utilization.
     Depreciation and Amortization.  Depreciation and amortization expense increased $.9 million, or 27.3%, to $4.4 million for 2007 from $3.4 million for 2006. This increase resulted from the additional plant, equipment and vehicles we placed in service in 2007.
     General and Administrative Expenses.  General and administrative expenses increased to $4.6 million for 2007 from $4.3 million for 2006. The increase resulted primarily from a $.3 million increase in public company expense, a $.2 million increase in expenses associated with the ownership of our office facility in Phoenix, Arizona, offset by a $.2 million decrease in administrative salaries, wages, bonuses and related payroll taxes. We record rent income associated with our office building to other income.
     Interest Income and Expense.  Interest income for 2007 remained flat at $.39 million when compared to 2006. Interest expense decreased in 2007 to $.14 million compared to $.16 million for 2006. The decrease in interest expense was related to the repayment of a portion of our outstanding balance on our line of credit, thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during 2007 was $.74 million compared to $.60 million for 2006. The increase in interest expense included in cost of revenue represents the increase in debt obligations used to finance our expansion efforts over the past year. We intend to enter into additional financing agreements to acquire equipment and fund working capital when needed, which could increase interest expense in future periods.
     Income Taxes.  The income tax provision for 2007 decreased to $.8 million from $1.9 million for 2006. For 2007, our effective income tax rate differed from the statutory rate due primarily to state income taxes, non-deductible expenses and the Domestic Production Activities deduction.
     Net Income.  Net income was $1.4 million for 2007 as compared to net income of $3.3 million for 2006. The decrease in net income resulted from a decrease in the volume of units sold as discussed above and our under-utilizing equipment, which resulted from the continued slow down of the residential construction sector.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenue. Revenue improved 23.4% to $83.6 million for the year ended December 31, 2006, which we refer to as “2006,” from $67.7 million for the year ended December 31, 2005, which we refer to as “2005.” The increase in revenue resulted from a 15.6% increase in the average unit sales price, complemented by an 8.2% increase in sales of cubic yards of concrete, which we refer to as “units.” The increased average sales price reflected our ability to pass our additional costs to our customers, such as the increased costs of raw materials and transportation of those materials, and a change in the types of concrete mixes we sold which required higher strength concrete typically used in commercial and infrastructure projects. The increased volume in 2006 was primarily attributable to our expansion efforts, including the opening of two new concrete batch plants during the year and increased focus to obtain commercial projects. We provide ready-mix concrete to a related party. Related party revenue represented .5% of our total 2006 revenue. The decrease in related party revenue when compared to 2005 was the result of the location of the projects, type of products needed and the availability of product and personnel. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party.
     Gross Profit. Gross profit increased by 30.2% to $9.2 million for 2006 from $7.1 million for 2005 and gross margin, as a percent of revenue, increased to 11.0% in 2006 from 10.4% in 2005. Gross profit margin can be affected by a variety of factors including customers’ construction schedules, weather conditions and availability of raw materials. The increase in gross profit and gross margin during 2006 resulted primarily from the expansion of our operations and utilizing new equipment placed in service.

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
     Interest Income and Expense.  Interest income for 2006 increased to $.39 million from $.17 million for 2005 resulting primarily from an increase in invested cash reserves from our initial public offering. Interest expense decreased in 2006 to $.16 compared to $.23 million for 2005. The decrease in interest expense was related to the repayment of related party debt and repayment of our outstanding balance on our line of credit. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during 2006 was $.60 million compared to $.41 million for 2005.
     Income Taxes.  The income tax provision for 2006 increased to $1.9 million from $1.4 million for 2005. For 2006, our effective income tax rate differed from the statutory rate due primarily to state income taxes, non-deductible expenses and the Domestic Production Activities deduction.
     Net Income.  Net income was $3.3 million for 2006 as compared to net income of $2.5 million for 2005. The increase in net income resulted from an increase in our average unit sales price and our increase in volume of units sold as discussed above.
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure a long-term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc. formerly known as CIT Construction, who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Annual Report on Form 10-K.
     We have a credit facility with WFE which provides a $5.0 million revolving credit facility, as well as $15.0 million capital expenditure commitment. As of December 31, 2007 we had approximately $4.3 million available on our revolving credit facility and we also had approximately $7.0 million available on the capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well all of the assets of Meadow Valley, our parent company. Under the terms of the agreement, we and/or our Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a certain level of cash flow to current portion of long-term debt. As of December 31, 2007, both Meadow Valley and Ready Mix were compliant with the facility covenants.
     Over the next 24 months, if market conditions warrant, we intend to expand our operations by adding one additional ready-mix production plant, related production plant equipment and site improvements, for which we anticipate utilizing the capital expenditure commitment of our WFE credit facility.
     In February 2007, we completed the purchase and installation of the equipment we needed to begin producing aggregate products from our pit in the northwest metropolitan Las Vegas area, which we refer to as Lee Canyon. Bringing this facility on line should improve our ability to better service the anticipated growth in the Las Vegas metropolitan area.

     As a result of the expansion efforts we have already executed over the past two years, we have entered into additional debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. To date our liquidity has not been negatively impacted by this increase as our cash flow from operations has provided an amount in excess of the increase in these payments. We expect, but cannot assure, that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations.
     The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows:

	For the years ended December 31,
(Dollars in Thousands)	2007	2006	2005
Cash provided by operating activities	$7,293	$5,158	$2,123
Cash used in investing activities	3,586	8,394	4,582
Cash provided by (used in) financing activities	(2,920)	(504)	13,145
     Cash provided by operating activities during 2007 of $7.3 million represents a $2.1 million increase from the amount provided by operating activities during 2006. The change was primarily due to the decrease in our outstanding accounts receivable, which is a result of reduced sales and continued emphasis on collections, a reduction in our refundable deposits and the change in depreciation expense year over year, offset by lower net income, a decrease in accounts payable and accrued liabilities, also a result of reduced sales.
     Cash used in investing activities during 2007 of $3.6 million represents a $4.8 million decrease from the amount used by investing activities during 2006. The decrease in investing activities during 2007 was due primarily to the completion of the expansion of our production facilities and equipment to be used at those locations.
     Cash used in financing activities during 2007 of $2.9 million represents a $2.4 million increase from the amount used in financing activities during 2006. The increase in cash used in financing activities during 2007 was the result of the repayment of debt obligations.
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

Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at December 31, 2007, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
(Dollars In thousands)	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Long-term debt obligations	$9,841	$2,019	$4,875	$1,841	$1,106
Interest payments on long-term debt (1)	1,907	662	830	271	144
Capital lease obligations	5	5	—	—	—
Operating leases obligations	6,798	2,624	3,583	591	—
Purchase obligations	23,990	3,842	6,323	4,740	9,085
Other long-term liabilities (2)	287	287	—	—	—

Total contractual obligations	$42,828	$9,439	$15,611	$7,443	$10,335

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 7 – Line of Credit and Note 8 – Notes Payable in the notes to the financial statements included in Item 8.

(2)	Other long-term liabilities reflected on the registrant’s balance sheet under GAAP include employment contracts with two of our key executive officers that call for annual salaries of $165,000 and $132,300 through January 2008, respectively, and are to be reviewed annually by our Compensation Committee. In addition, other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
Impact of Inflation
     We may experience increases in the cost of our raw materials and the transport of those materials. Given the current downward pressure on pricing due to slackening demand, we are not always able to pass on additional costs, thereby possibly decreasing our margins. Increases in labor costs, worker compensation rates and employee benefits, equipment costs, or material or subcontractor costs could also adversely affect our operations in future periods. Therefore, inflation may have a negative material impact on our operations to the extent that we cannot pass on higher costs to our customers.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant accounting policies are described below and in Note 1 – Summary of Significant Accounting Policies and Use of Estimates to our financial statements included in Item 8.

Reportable Segments
     We currently operate our business within one reportable segment of operation. All of the revenue from our customers is substantially from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, from the strength of the concrete to its color and consistency. However, we do not maintain the quantity or dollar amount of each variation of our product sold as the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. We also sell sand, aggregate and colored rock from our production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide us with more control over quality and assurance of timely availability of a portion of the raw materials used in the product we sell to customers. The revenue generated from the sale of sand, aggregate and colored rock represented 3.3% of our gross revenue for the years ended December 31, 2007 and 2006. In addition, we view the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that we do not distinguish between them for financial statement reporting.
Collectibility of Account Receivables
     We are required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt as of December 31, 2007 and 2006 amounted to approximately $380,000 and $309,000, respectively. The increase in our provision for bad debt as of December 31, 2007 represented the use of our historic bad debt rate, identifying specific accounts potentially uncollectible and write offs in the amount of approximately $46,000 during 2007. We determine our reserve by using percentages applied to certain types of revenue, as well as a review of individual accounts outstanding and our collection history. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
Valuation of Property and Equipment
     We are required to report property and equipment net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method, over what we believe to be the estimated useful lives. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Batch plants	4-15 years
Office buildings	39 years
Computer equipment	3-5 years
Equipment	3-10 years
Leasehold improvements	3-10 years
Office furniture and equipment	5-7 years
Vehicles	5-10 years
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
Classification of Leases
     We follow the standards established by Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” (“SFAS 13”). One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 92 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of FAS 13 for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
Recent Accounting Pronouncements
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
Known and Anticipated Future Trends and Contingencies
     We have grown steadily since our inception and we plan to continue to exploit opportunities within our markets. In the current housing downturn, there are few alternatives other than to keep our costs to a minimum, do our best to maintain our existing customer base and effectively compete for the projects that are going forward. In the long-term, the key dynamics of employment and population growth within our geographic markets appear to present us with continued growth opportunities. We believe that demand for construction materials will steadily improve once the residential sector recovers from its current downturn. We also believe that the supply of raw materials has increased and shortages of key raw materials will be less likely in the future than we experienced in the recent past.
     In light of the rising need for infrastructure work throughout the nation and the tendency of the current need to out-pace the supply of funds, it is anticipated that alternative funding sources will continue to be sought. Funding for infrastructure development in the United States is coming from a growing variety of innovative sources. An increase of funding measures is being undertaken by various levels of government to help solve traffic congestion and related air quality problems. Sales taxes, fuel taxes, user fees in a variety of forms, vehicle license taxes, private toll roads and quasi-public toll roads are examples of how transportation funding is evolving. Transportation norms are being challenged by federally mandated air quality standards. Improving traffic movement, eliminating congestion, increasing public transit, adding or designating high occupancy vehicle (HOV) lanes to encourage car pooling and other solutions are being considered in order to help meet EPA-imposed air quality standards. There is also a trend toward local and state legislation regulating growth and urban sprawl. The passage of such legislation and the degree of growth limits imposed by legislation could dramatically affect the nature of our markets.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2007. Assuming a 100 basis point increase in the prime interest rate at December 31, 2007 the potential increase in the fair value of our debt obligations would have been approximately $.01 million at December 31, 2007. See Note 7— Line of Credit and Note 8— Notes Payable in the accompanying December 31, 2007 financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Ready Mix, Inc.
We have audited the accompanying balance sheets of Ready Mix, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ready Mix, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
Phoenix, Arizona
February 21, 2008
INDEPENDENT MEMBER OF THE EDO SEIDMAN ALLIANCE

READY MIX, INC.
BALANCE SHEETS

	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$9,157,868	$8,369,875
Accounts receivable, net	7,892,523	8,864,436
Inventory	1,151,926	1,301,842
Prepaid expenses	1,156,086	1,169,041
Due from affiliate	37,859	—
Deferred tax asset	359,396	361,206

Total current assets	19,755,658	20,066,400
Property and equipment, net	26,347,234	25,481,056
Refundable deposits	176,188	1,475,297

Total assets	$46,279,080	$47,022,753

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$3,888,856	$4,269,519
Accrued liabilities	2,023,403	2,443,258
Notes payable	2,019,192	2,515,522
Obligations under capital leases	4,634	250,313
Due to affiliate	—	73,395
Income tax payable	11,738	110,458

Total current liabilities	7,947,823	9,662,465
Notes payable, less current portion	7,821,295	8,269,789
Obligations under capital leases, less current portion	—	4,634
Deferred tax liability	1,290,823	1,619,009

Total liabilities	17,059,941	19,555,897

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 and 3,807,500 issued and outstanding	3,810	3,808
Additional paid-in capital	18,190,971	17,793,892
Retained earnings	11,024,358	9,669,156

Total stockholders’ equity	29,219,139	27,466,856

Total liabilities and stockholders’ equity	$46,279,080	$47,022,753

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2007	2006	2005
Revenue:
Revenue	$75,620,128	$83,151,938	$66,898,161
Revenue — related parties	1,744,544	436,865	836,263

Total revenue	77,364,672	83,588,803	67,734,424
Cost of revenue	71,210,190	74,382,436	60,662,744

Gross profit	6,154,482	9,206,367	7,071,680
General and administrative expenses	4,574,463	4,279,252	3,128,416

Income from operations	1,580,019	4,927,115	3,943,264

Other income (expense):
Interest income	385,353	394,779	173,574
Interest expense	(137,533)	(163,229)	(227,341)
Other income	283,470	52,941	31,135

	531,290	284,491	(22,632)

Income before income taxes	2,111,309	5,211,606	3,920,632
Income tax expense	756,107	1,872,331	1,435,042

Net income	$1,355,202	$3,339,275	$2,485,590

Basic net income per common share	$0.36	$0.88	$0.94

Diluted net income per common share	$0.36	$0.87	$0.93

Basic weighted average common shares outstanding	3,808,337	3,807,500	2,654,688

Diluted weighted average common shares outstanding	3,817,009	3,833,580	2,681,053

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2005	2,025,000	$2,025	$497,975	$3,844,291
Common stock issued during initial public offering (1)	1,782,500	1,783	17,134,490
Net income for the year ended 2005				2,485,590

Balance at December 31, 2005	3,807,500	3,808	17,632,465	6,329,881
Stock based compensation expense			161,427
Net income for the year ended 2006				3,339,275

Balance at December 31, 2006	3,807,500	3,808	17,793,892	9,669,156
Common stock issued upon exercise of options	2,000	2	21,998
Stock based compensation expense			375,081
Net income for the year ended 2007				1,355,202

Balance at December 31, 2007	3,809,500	$3,810	$18,190,971	$11,024,358

(1)	– Additional paid-in capital as reported is net of offering costs, in the amount of $2,471,227.
The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$78,500,885	$83,209,417	$66,064,739
Cash paid to suppliers and employees	(70,274,014)	(76,009,924)	(61,719,515)
Taxes paid	(1,181,203)	(2,273,465)	(2,168,368)
Interest received	385,353	394,779	173,574
Interest paid	(137,533)	(163,229)	(227,341)

Net cash provided by operating activities	7,293,488	5,157,578	2,123,089

Cash flows from investing activities:
Purchase of property and equipment	(3,792,325)	(8,439,469)	(4,582,027)
Cash received from sale of equipment	206,554	45,500	—

Net cash used in investing activities	(3,585,771)	(8,393,969)	(4,582,027)

Cash flows from financing activities:
Proceeds from the issuance of common stock	22,000	—	17,747,900
Offering costs from the issuance of common stock	—	—	(611,627)
Repayment of due to affiliate	(111,254)	(11,415)	(1,294,516)
Proceeds from notes payable	2,956,120	3,083,540	543,998
Repayment of notes payable	(5,536,277)	(3,107,304)	(2,800,163)
Repayment of capital lease obligations	(250,313)	(468,972)	(440,866)

Net cash provided by (used in) financing activities	(2,919,724)	(504,151)	13,144,726

Net increase (decrease) in cash and cash equivalents	787,993	(3,740,542)	10,685,788
Cash and cash equivalents at beginning of year	8,369,875	12,110,417	1,424,629

Cash and cash equivalents at end of year	$9,157,868	$8,369,875	$12,110,417

Reconciliation of net income to net cash provided by operating activities:
Net income	$1,355,202	$3,339,275	$2,485,590

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,376,723	3,439,208	2,410,900
Deferred income taxes, net	(326,376)	(287,078)	340,527
Gain on sale of equipment	(48,214)	(21,360)	—
Stock-based compensation expense	375,081	161,427	—
Provision for doubtful accounts	70,956	49,035	(277,180)

Changes in operating assets and liabilities:
Accounts receivable	900,957	(410,967)	(1,700,820)
Prepaid expenses	39,372	2,308	(320,984)
Inventory	149,916	(696,936)	(348)
Refundable deposits	1,299,109	(1,134,132)	(333,057)
Accounts payable	(380,663)	122,883	103,086
Accrued liabilities	(419,855)	707,971	489,228
Intercompany income tax allocation payable	—	—	(1,298,367)
Income tax payable	(98,720)	(114,056)	224,514

Net cash provided by operating activities	$7,293,488	$5,157,578	$2,123,089

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
   Nature of the Corporation:
     Ready Mix, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the States of Nevada and Arizona. The Company began operations in March 1997 and is a subsidiary of Meadow Valley Corporation (the “Parent”).
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
   Cash and Cash Equivalents:
     The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.
   Accounts Receivable, net:
     The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2007 and 2006, an allowance of $379,635 and $308,679, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2007, 2006 and 2005, the Company recognized ($117,411), ($97,974) and $244,189, respectively, in bad debt recovery (expense). The Company records delinquent finance charges on outstanding accounts receivables only if they are collected. At December 31, 2007 and 2006 all of the Company’s accounts receivable was pledged as collateral for a line of credit.
   Inventory:
     Inventory, which consists primarily of raw materials, comprised of aggregates, fly ash, cement powder and admixture is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. No allowance for slow moving or obsolete inventory has been established as of December 31, 2007 and 2006. At December 31, 2007 and 2006, the Company’s entire inventory was pledged as collateral for a line of credit.
   Property and Equipment:
     Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $4,376,723, $3,439,208 and $2,410,900, respectively. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Computer equipment	3 - 5 years
Equipment	3 - 10 years
Batch plants	4 - 15 years
Vehicles	5 - 10 years
Office furniture and equipment	5 - 7 years
Leasehold improvements	3 - 10 years
Building	39 years

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
     At December 31, 2007 and 2006, all property and equipment were pledged as collateral for a line of credit, notes payable or capital lease obligations.
   Income Taxes:
     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Prior to 2005, the Company filed consolidated tax returns with its Parent. The Parent absorbed the net income of the Company pursuant to a tax sharing agreement, which called for any income tax receivable or payable to be remitted to, or paid by, the Parent. As a result of the public offering of its stock the Company can no longer include its income as a part of its Parent’s consolidated tax return and the Company now files its own income tax return in its respective tax jurisdictions.
   Revenue Recognition:
     We recognize revenue on the sale of our concrete and aggregate products at the time of delivery.
   Reportable Segments:
     The Company currently operates its business within one reportable segment of operation. Substantially all of the revenue from its customers is from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, including strength, color and consistency. However, the Company does not maintain the quantity or dollar amount of each variation of its product sold because the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. The Company also sells sand, aggregate and colored rock from its production facilities, but the primary purpose of its production facilities is to provide the Company with more control over quality and assurance of timely availability of a portion of the raw materials used in the product that the Company sells to its customers. The revenue generated from the sale of sand, aggregate and colored rock represented 3.3% of the Company’s gross revenue for the years ended December 31, 2007, 2006 and 2005, and are included in the table below. In addition, the Company views the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that the Company does not distinguish between them for financial reporting purposes.

     For the years ended December 31, 2007, 2006 and 2005, Company revenue of $77.4 million, $83.6 million and $67.7 million, respectively, was approximately divided by the general type of construction work its customers typically perform as follows:

	December 31,
	2007	2006	2005
Commercial and industrial construction	31%	27%	28%
Residential construction	53%	53%	55%
Street and highway construction and paving	8%	7%	7%
Other public works and infrastructure construction	8%	13%	10%

Total	100%	100%	100%

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
   Fair Value of Financial Instruments:
     The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.
     The balance of due from affiliate (due to affiliate) as of December 31, 2007 and 2006 was in the amounts of $37,859 and ($73,395), respectively. During the year ended December 31, 2007 and 2006, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
     The carrying amount of long-term debt approximates fair value as the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2007 and 2006.
   Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.
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
     We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term is determined using an average of the contractual term and vesting period of the award;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock over the expected term of the award;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
     Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2-Stock-Based Compensation to the financial statements for a further discussion on stock-based compensation.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     The table below illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the stock option plans, non-vested stock awards granted and shares issued under their respective plans in the year ended December 31, 2005. For purposes of pro forma disclosures, the value of the options are estimated using the Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods; using the straight line method.

Year ended
December 31,
2005
Net income, as reported	$2,485,590
Add: Stock-based employee compensation expense included in reported income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	99,943

Pro forma net income	$2,385,647

Basic net income per common share
As reported	$0.94
Pro forma	0.90
Diluted net income per common share
As reported	$0.93
Pro forma	0.89
   Recent Accounting Pronouncements:
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

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company recognizes expected tax benefits related to employee stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. No stock-based compensation costs were recognized in expense for the year ended December 31, 2005.
          As of December 31, 2007, the Company has the following stock-based compensation plan:
     Equity Incentive Plan
          In 2005, the Company adopted the 2005 Equity Incentive Plan (“the 2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, (4) and other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          The Company has reserved 675,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2007, 306,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.
          The Company uses the Black-Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2007	January 1, 2007
Dividend yield	0%	0%
Expected volatility	36.70%	21.4% - 39.1%
Weighted-average volatility	36.70%	26.60%
Risk-free interest rate	5.00%	5.00%
Expected life of options (in years)	5	3
Weighted-average grant-date fair value	$5.21	$2.40
          The following table summarizes the stock option activity during the year ended fiscal 2007:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractural	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2007	350,625	$10.90	3.65	$839,741
Granted	20,000	12.85		104,200
Exercised (3)	(2,000)	11.00		(3,900)
Forfeited or expired	(2,500)	11.00		(4,875)

Outstanding December 31, 2007	366,125	$11.01	2.75	$935,166	$—

Exercisable December 31, 2007	218,750	$11.16	2.63	$380,865	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2007, for those awards that have an exercise price currently below the closing price as of December 31, 2007. Awards with an exercise price above the closing price as of December 31, 2007 are considered to have no intrinsic value.

(3)	The aggregate intrinsic value for exercised options was $4,400 for the year ended December 31, 2007.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2007	267,084	$2.51
Granted	20,000	5.21
Vested	(135,209)	2.82
Forfeited	(2,500)	1.95

Nonvested stock options at December 31, 2007	149,375	$2.61

          During the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $375,081 and $161,427 and a tax benefit of $63,694 and $10,198, respectively, related thereto. As of December 31, 2007, there was $236,375 of total unrecognized compensation cost. No attributable expense has been included in the total unrecognized compensation costs related to estimated forfeitures related to nonvested stock options granted under the 2005 Plan as all options outstanding are granted to officers and directors. The total unrecognized compensation costs are expected to be recognized over the weighted average vesting period of 1.92 years. The total fair value of 135,209 options vested during the year ended December 31, 2007, was $380,865. Awards granted during the year ended December 31, 2007, total 20,000 options, which were granted on July 2, 2007, with an exercise price of $12.85. During the year ended December 31, 2007, 2,500 options were forfeited; grant date fair value per share of $1.95, with a total fair value of $4,875.
          3. Concentration of Credit Risk:
          The Company maintains cash balances at various financial institutions. Deposits not to exceed $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2007 and 2006, the Company had uninsured cash and cash equivalents in the amounts of approximately $9,400,000 and $8,700,000, respectively.
          The Company’s business activities and accounts receivable are with customers in the construction industry located primarily in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
4. Accounts Receivable, net:
          Accounts receivable, net consists of the following:

	December 31,
	2007	2006
Trade receivables	$8,090,757	$8,965,685
Other receivables	181,401	207,430
Less: allowance for doubtful accounts	(379,635)	(308,679)

	$7,892,523	$8,864,436

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
5. Property and Equipment, net:
          Property and equipment consists of the following:

	December 31,
	2007	2006
Land and building	$4,878,126	$4,821,556
Computer equipment	567,842	533,766
Equipment	8,712,078	7,981,967
Batch plants	14,854,898	11,529,746
Vehicles	10,067,788	9,159,380
Office furniture and equipment	81,207	75,050
Leasehold improvements	526,386	497,654
Water rights	2,250,000	2,250,000

	41,938,325	36,849,119
Less: Accumulated depreciation	(15,591,091)	(11,368,063)

	$26,347,234	$25,481,056

6. Accrued Liabilities:
          Accrued liabilities consist of the following:

	December 31,
	2007	2006
Compensation	$1,233,530	$1,590,728
Taxes	273,883	300,527
Insurance	46,032	360,352
Other	469,958	191,651

	$2,023,403	$2,443,258

     7. Line of Credit:
          As of December 31, 2007, the Company had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of December 31, 2007 was 7.50%. The balance outstanding on the line of credit as of December 31, 2007 was $664,012 and is reported in Note 8-Notes Payable of these notes to financial statements. The line of credit agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. Under the terms of the agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). The Company is also required to maintain a certain level of cash flow to current portion of long-term debt. As of December 31, 2007, the Company and its Parent were in compliance with these covenants.
          In addition to the line of credit agreement mentioned above, the Company has also established a capital expenditure commitment in the amount of $15,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of December 31, 2007, the Company had approximately $7,000,000 of availability under the commitment.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable:
          Notes payable consists of the following:

	December 31,
	2007	2006
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$4,138	$9,375

Non-interest bearing note payable, with monthly payments of $390, due February 12, 2007, collateralized by equipment	—	780

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	4,858	43,944

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	11,408	20,005

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	479,043	507,381

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	333,652	353,222

5.90% note payable, with monthly principal payments of $1,905, plus interest, due May 24, 2007, collateralized by equipment	—	9,524

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	51,346	170,053

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	278,601	293,555

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by vehicles	13,398	19,529

6.60% note payable, with monthly payments of $22,806, due December 29, 2007, collateralized by equipment	—	264,130

6.60% note payable, with monthly payments of $30,812, due December 15, 2007, collateralized by equipment	—	356,862

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	127,087	181,698

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	66,455	116,297

Note payable, variable interest rate with monthly principal payments of $21,429 plus interest, due July 29, 2012, collateralized by mining water rights	—	1,435,714

	$1,369,986	$3,782,069

READY MIX, INC.
NOTES TO FINANCIAL STATEMEN\TS
8. Notes Payable (Continued):
          Notes payable consists of the following:

	December 31,
	2007	2006
Total from previous page	$1,369,986	$3,782,069

7.50% notes payable, with combined monthly principal payments of $11,212 plus interest, due September 1, 2008, collateralized by equipment	89,697	301,999

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	32,946	43,473

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	16,086	21,059

5.99% note payable, with a monthly payment of $496, due November 30, 2008, collateralized by a vehicle	—	10,751

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	560,114	732,457

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,188,346	1,553,990

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,099,665	1,413,855

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,406,689	1,465,927

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	20,654	25,491

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	506,391	635,682

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	94,423	148,378

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	2,167,919	—

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	110,736	—

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	268,767	—

	$8,932,419	$10,135,131

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable (Continued):
     Notes payable consists of the following:

	December 31,
	2007	2006
Total from previous page	$8,932,419	$10,135,131

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	159,183	—

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	84,873	—

Line of credit, variable interest rate was 7.50% at December 31, 2007, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	664,012	650,180

	9,840,487	10,785,311
Less: current portion	(2,019,192)	(2,515,522)

	$7,821,295	$8,269,789

     Following are maturities of long-term debt as of December 31, 2007 for each of the following years:

2008	$2,019,192
2009	3,006,091
2010	1,868,549
2011	1,281,729
2012	558,921
Subsequent to 2012	1,106,005

$9,840,487

9. Related Party Transactions:
     Related Party:
     During the years ended December 31, 2005, the Company provided construction materials to a related party in the amounts of $152,630.
          Affiliate:
     During the years ended December 31, 2007, 2006 and 2005, the Company provided construction materials to an affiliate in the amounts of $1,744,544, $436,865 and $683,633, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company received construction services from an affiliate in the amounts of $0, $1,012,085 and $590,376, respectively. The balance due from (to) affiliate at December 31, 2007 and 2006 was $37,859 and ($73,395), respectively. These advances are considered short-term in nature. The Company repays or receives each current month-end balance in the following month for expenditures incurred by the affiliate on behalf of the Company or the sale of materials to the affiliate.
     During the year ended December 31, 2007, the Company acquired equipment from an affiliate in the amount of $6,695. During the year ended December 31, 2006, the Company acquired equipment from an affiliate in the amount of $224,058.
     During the years ended December 31, 2007 and 2006, the Company leased office space to an affiliate in the amount of $202,770 and $10,326, respectively. The lease agreement is for approximately 7,500 square feet of office space for a monthly rent of $16,898, which includes a proportionate charge for common area maintenance; the lease term is month to month.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
9. Related Party Transactions (Continued):
          For the year ended December 31, 2005, the Company, pursuant to a tax sharing agreement, utilized a net operating loss carry-forward incurred by the Parent in the amount of approximately $2,416,000.
          The Company has an administrative service agreement with Meadow Valley to receive management and administrative services for a monthly fee of $22,000. For the years ended December 31, 2007, 2006 and 2005, the total fees associated with the above services totaled $264,000 each year.
     Professional Services:
          During the years ended December 31, 2007, 2006 and 2005, the Company incurred director fees of $98,000, $52,000 and $61,750 in aggregate to outside members of the board of directors. During the year ended December 31, 2005, a related party rendered professional services to the Company in the amount of $143,494. At December 31, 2007 and 2006, the amount due to related parties which included amounts due to outside directors totaled $98,000 and $52,000, respectively.
10. Income Taxes:
          The provisions for income tax (benefit) expense from operations consist of the following:

	For the years ended December 31,
	2007	2006	2005
Current:
Intercompany	$—	$—	$870,000
Federal and State	1,082,483	2,159,409	224,515

	1,082,483	2,159,409	1,094,515
Deferred	(326,376)	(287,078)	340,527

	$756,107	$1,872,331	$1,435,042

          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2007	2006
Deferred tax asset:
Bad debt allowance	$136,593	$111,063
Accrued vacation payable	148,952	124,902
Director stock-based compensation	73,851	10,192
Accrued insurance payable	—	115,049

	359,396	361,206
Deferred tax liability:
Depreciation	(1,290,823)	(1,619,009)

Net deferred tax liability	$(931,427)	$(1,257,803)

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
10. Income Taxes (Continued):
     For the years ended December 31, 2007, 2006 and 2005, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the years ended December 31,
	2007	2006	2005
Statutory rate of 34% applied to income before income taxes	$717,845	$1,771,946	$1,333,015
State income taxes, net of federal benefit	39,228	85,848	77,817
Increase (decrease) in income taxes resulting from:
Non-deductible items	27,797	14,537	24,210
Domestic production activies deduction	(28,763)	—	—

	$756,107	$1,872,331	$1,435,042

11. Commitments and Contingencies:
     The Company leases batch plants, equipment, mixer trucks and property under operating leases and raw material purchase obligations expiring in various years through 2016. Rent expense under the aforementioned operating leases was $3,045,980, $2,529,996 and $2,059,657 for the years ended December 31, 2007, 2006 and 2005. Purchases under the aforementioned purchase agreements were $5,073,358, $2,591,748 and $3,965,569, respectively.
     Minimum future rental payments under non-cancelable operating lease agreements as of December 31, 2007, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2008	$2,623,698
2009	2,184,864
2010	1,398,274
2011	590,768
2012	670

$6,798,274

     Minimum future purchase agreement payments under non-cancelable purchase agreements as of December 31, 2007, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2008	$3,842,293
2009	3,534,644
2010	2,787,935
2011	2,370,000
2012	2,370,000
Subsequent to 2013	9,085,000

$23,989,872

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
     The Company has entered into employment contracts with two of its executive officers that provide for an annual salary, issuance of the Company’s common stock and various other benefits and incentives. As of December 31, 2007, the total commitments, excluding benefits and incentives, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2008	$23,000

     The Company has entered into an administrative service agreement to receive management and administrative services for a monthly fee of $22,000. As of December 31, 2007, the total commitment for each of the following years is as follows:

Year ending December 31,	Amount

2008	$264,000

     The Company is the lessee of equipment under a capital lease expiring in 2008. The assets and liabilities under a capital lease are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. Each asset is depreciated over its expected useful life. Depreciation on the assets under capital leases charged to expense in 2007, 2006 and 2005 was $13,335, $276,426 and $277,584, respectively. At December 31, 2007 and 2006, property and equipment included $16,669 and $652,030, respectively, net of accumulated depreciation, of equipment under capital leases.
     Minimum future lease payments under a capital lease as of December 31, 2007 for the following year and in aggregate are:

Year ended December 31,	Amount

2008	$4,678

Total minimum lease payment	4,678
Less: amount representing interest	(44)

Present value of net minimum lease payment	4,634
Less: current portion	(4,634)

$—

     The interest rate on the capitalized lease was 5.8% and is imputed based on the lower of the Company’s incremental borrowing rate at the inception of the lease or the lessor’s implicit rate of return.
     The Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007 Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) , in the Superior Court of the State of Arizona, against us for re-imbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint.
12. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the years ended December 31,
	2007	2006	2005
Weighted average common shares outstanding	3,808,337	3,807,500	2,654,688
Dilutive effect of:
Stock options and warrants	8,672	26,080	26,365

Weighted average common shares outstanding assuming dilution	3,817,009	3,833,580	2,681,053

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the year ended December 31, 2007, the Company had outstanding options to purchase 225,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the year ended December 31, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
     The Company’s diluted net income per common share for the year ended December 31, 2006 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 230,375 shares of common stock at $11.00 per share and in connection with its initial public offering the Company issued to the underwriters, warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. For the year ended December 31, 2006, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, which were not included in the earnings per share calculation as they were anti-dilutive.
     The Company’s diluted net income per common share for the year ended December 31, 2005 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 232,875 shares of common stock at $11.00 per share, options to purchase 20,250 shares of common stock at a per share exercise price of $12.50 and in connection with its initial public offering the Company issued to the underwriters, warrants entitling them to purchase 116,250 shares of common stock at a price of $13.20 per share. For the year ended December 31, 2005 there were no anti-dilutive common stock equivalents.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
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
14. Statement of Cash Flows:
   Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the years ended December 31, 2007, 2006 and 2005, the Company financed the purchase of property and equipment in the amounts of $1,635,333, $3,513,072 and $2,357,135, respectively.
     During the year ended December 31, 2005, the Company refinanced a note payable obligation in the amount of $1,465,733.
     During the year ended December 31, 2005, the Company acquired equipment at book value of $17,541, from an affiliate and assumed a debt obligation in the amount of $17,541.
15. Significant Customer:
     For the years ended December 31, 2007 and 2006, the Company did not recognize a significant portion of its revenue from any one customer.
     For the year ended December 31, 2005, the Company recognized a significant portion of its revenue from a single customer which totaled 14.3% as an approximate percentage of total revenue.
16. Employee Benefit Plan:
     The Company maintains a 401(k) profit sharing plan (“Plan”) allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the board of directors, and are subject to certain limitations. For the years ended December 31, 2007, 2006 and 2005, the Company contributed $282,020, $257,413 and $175,806 to the Plan.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
17. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$20,362,442	$22,502,836	$19,093,113	$15,406,281
Gross profit	2,101,014	2,357,419	1,114,549	581,500
Income (loss) from operations	939,018	1,210,894	(41,276)	(528,617)
Net income (loss)	678,486	797,619	57,748	(178,651)
Basic net income (loss) per common share	0.18	0.21	0.02	(0.05)
Diluted net income (loss) per common share	0.18	0.21	0.02	(0.05)
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,808,848	3,809,500
Diluted weighted average common shares outstanding	3,818,693	3,832,491	3,832,343	3,809,500

2006
Revenue	$21,131,524	$22,997,614	$20,593,013	$18,866,652
Gross profit	2,672,958	2,840,575	1,921,029	1,771,805
Income from operations	1,536,287	1,588,010	1,019,192	783,626
Net income	1,015,712	1,043,326	680,088	600,149
Basic net income per common share	0.27	0.27	0.18	0.16
Diluted net income per common share	0.26	0.27	0.18	0.16
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,807,500	3,807,500
Diluted weighted average common shares outstanding	3,866,588	3,852,732	3,807,500	3,807,500

2005
Revenue	$14,331,497	$17,485,941	$18,851,538	$17,065,448
Gross profit	1,082,050	2,069,218	2,443,686	1,476,726
Income from operations	369,189	1,199,812	1,872,179	502,084
Net income	198,593	738,796	1,194,528	353,673
Basic net income per common share	0.10	0.36	0.43	0.09
Diluted net income per common share	0.10	0.36	0.42	0.09
Basic weighted average common shares outstanding	2,025,000	2,025,000	2,761,250	3,807,500
Diluted weighted average common shares outstanding	2,025,000	2,025,000	2,820,220	3,853,991

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Annual Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
(c) Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by Item 10 is incorporated herein by reference to the information contained under the headings “Election of Directors” and “Executive Officers” as set forth in our definitive proxy statement for our 2008 annual meeting of shareholders.
Item 11. Executive Compensation
     The information required by Item 11 relating to our directors is incorporated herein by reference to the information contained under the heading “Compensation of Directors” and the information relating to our executive officers is incorporated herein by reference to the information contained under the heading “Executive Compensation” as set forth in our definitive proxy statement for our 2008 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated herein by reference to the information contained under the headings “Election of Directors,” “Equity Compensation Plan Information,” and “Security Ownership of Certain Beneficial Owners and Management” as set forth in our definitive proxy statement for our 2008 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated herein by reference to the information contained under the heading “Certain Relationships and Related Transactions” as set forth in our definitive proxy statement for our 2008 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated herein by reference to the information contained under the heading “Disclosure of Audit and Non-Audit Fees” as set forth in our definitive proxy statement for our 2008 annual meeting of shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements

		See Item 8 of Part II hereof.

	(2)	Financial Statement Schedules

		See Schedule below and Item 8 of Part II hereof.
    Schedule of Valuation and Qualifying Accounts

In Thousands	Balance at	Charged to		Balance at
	Beginning	Expense		End of
Description	of Year	Account	Deductions	Year
Year ended December 31, 2005
Allowance for doubtful accounts	$537	$(244)	$(33)	$260

Year ended December 31, 2006
Allowance for doubtful accounts	$260	$98	$(49)	$309

Year ended December 31, 2007
Allowance for doubtful accounts	$309	$117	$(46)	$380

(3)	Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the registrant, as amended

3.2	Amended and Restated Bylaws of the registrant

10.1	2005 Equity Incentive Plan

10.2	Loan Agreement with Meadow Valley Corporation

Exhibit
Number	Description

10.4	Office Lease (Las Vegas)

10.5	Employment Agreement (Mr. Morris)

10.6	Employment Agreement (Mr. De Ruiter)

10.7	Administrative Services Agreement

10.8	Production Facility Lease (Sun City, Arizona)

10.9	Production Facility Lease (Henderson, Nevada)

10.10	Production Facility Lease (Moapa, Nevada)

10.11	Decorative Rock Lease (Moapa, Nevada)

10.12	Oliver Mining Lease (Queen Creek, Arizona)

10.14	Indemnity Agreement

10.15	Office Lease (Las Vegas)

10.16	Production Facility Lease (Tolleson, Arizona)

10.17	Production Facility Lease (Northwest Las Vegas, Nevada)

10.18	Decorative Rock Lease Renewal (Moapa, Nevada)

14.1	Code of Ethics

23.1	Consent of Independent Auditors

24	Powers of Attorney (included on the signature pages hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC.
/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2008
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

/s/ Bradley E. Larson Bradley E. Larson	/s/ Robert R. Morris Robert R. Morris
Director and Chief Executive Officer	Director and President
Date: March 11, 2008	Date: March 11, 2008

/s/ Kenneth D. Nelson Kenneth D. Nelson	/s/ Don A. Patterson Don A. Patterson
Director and Vice President	Director
Date: March 11, 2008	Date: March 11, 2008

/s/ Charles E. Cowan Charles E. Cowan	/s/ Dan H. Stewart Dan H. Stewart
Director	Director
Date: March 11, 2008	Date: March 11, 2008

/s/ Charles R. Norton Charles R. Norton	/s/ Clint Tryon Clint Tryon
Director	Chief Financial Officer, Principal Financial and
Date: March 11, 2008	Accounting Officer
Date: March 11, 2008

EXHIBIT INDEX

Exhibit		By Reference
Number	Description	from Document

3.1	Articles of Incorporation of the registrant, as amended	(4)

3.2	Amended and Restated Bylaws of the registrant	(2)

10.1	2005 Equity Incentive Plan	(1)

10.2	Loan Agreement with Meadow Valley Corporation	(1)

10.4	Office Lease (Las Vegas)	(1)

10.5	Employment Agreement (Mr. Morris)	(1)

10.6	Employment Agreement (Mr. De Ruiter)	(1)

10.7	Administrative Services Agreement	(1)

10.8	Production Facility Lease (Sun City, Arizona)	(1)

10.9	Production Facility Lease (Henderson, Nevada)	(1)

10.10	Production Facility Lease (Moapa, Nevada)	(1)

10.11	Decorative Rock Lease (Moapa, Nevada)	(1)

10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)

10.14	Indemnity Agreement	(3)

10.15	Office Lease (Las Vegas)	(5)

10.16	Production Facility Lease (Tolleson, Arizona)	*

10.17	Production Facility Lease (Northwest Las Vegas, Nevada)	*

10.18	Decorative Rock Lease Renewal (Moapa, Nevada)	*

14.1	Code of Ethics	(1)

23.1	Consent of Independent Auditors	*

24	Powers of Attorney (included on the signature pages hereto).	*

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

Exhibit		By Reference
Number	Description	from Document

32	Certification of Chief Executive Officer and Chief Financial Officer	*
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form S-1 Registration Statement (SEC File No. 333-122754).

(2)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form 8-K Current Report dated February 12, 2007.

(3)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form S-1/A Registration Statement filed on June 28, 2005 (SEC File No. 333-122754)

(4)	Previously filed as an Exhibit with the same Exhibit number to the registrant’s Form 10-K Annual Report dated March 30, 2007.

(5)	Previously filed as an Exhibit with the Exhibit number 10.1 to the registrant’s Form 8-K Current Report dated April 9, 2007.