Form 10-Q
period 2008-03-31
Ready Mix, Inc.
filed 2008-05-08
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
3430 East Flamingo Road, Suite 100
Las Vegas, Nevada 89121
(702) 433-2090
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑
Number of shares outstanding of the registrant’s common stock as of May 2, 2008:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$6,953,190	$9,157,868
Accounts receivable, net	8,952,383	7,892,523
Inventory	1,278,941	1,151,926
Prepaid expenses	989,504	1,156,086
Due from affiliate	—	37,859
Income tax receivable	366,601	—
Deferred tax asset	380,599	359,396

Total current assets	18,921,218	19,755,658
Property and equipment, net	26,089,380	26,347,234
Refundable deposits	318,388	176,188

Total assets	$45,328,986	$46,279,080

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,444,450	$3,888,856
Accrued liabilities	1,644,785	2,023,403
Notes payable	2,226,273	2,019,192
Obligations under capital leases	—	4,634
Due to affiliate	65,474	—
Income tax payable	—	11,738

Total current liabilities	7,380,982	7,947,823
Notes payable, less current portion	8,010,380	7,821,295
Deferred tax liability	1,290,823	1,290,823

Total liabilities	16,682,185	17,059,941

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,269,713	18,190,971
Retained earnings	10,373,278	11,024,358

Total stockholders’ equity	28,646,801	29,219,139

Total liabilities and stockholders’ equity	$45,328,986	$46,279,080

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Revenue:
Revenue	$15,690,411	$19,710,557
Revenue — related parties	96,111	651,885

Total revenue	15,786,522	20,362,442
Cost of revenue	15,789,207	18,261,428

Gross profit (loss)	(2,685)	2,101,014
General and administrative expenses	1,031,850	1,161,996

Income (loss) from operations	(1,034,535)	939,018

Other income (expense):
Interest income	71,338	88,447
Interest expense	(27,520)	(42,118)
Other income (expense)	(26,595)	95,810

	17,223	142,139

Income (loss) before income taxes	(1,017,312)	1,081,157
Income tax benefit (expense)	366,232	(382,671)

Net income (loss)	$(651,080)	$698,486

Basic net income (loss) per common share	$(0.17)	$0.18

Diluted net income (loss) per common share	$(0.17)	$0.18

Basic weighted average common shares outstanding	3,809,500	3,807,500

Diluted weighted average common shares outstanding	3,809,500	3,818,693

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2008	3,809,500	$3,810	$18,190,971	$11,024,358
Stock based compensation			78,742
Net loss for the three months ended March 31, 2008				(651,080)

Balance at March 31, 2008	3,809,500	$3,810	$18,269,713	$10,373,278

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$14,784,597	$20,243,860
Cash paid to suppliers and employees	(16,494,096)	(17,440,156)
Taxes paid	(33,310)	(181,202)
Interest received	71,338	88,447
Interest paid	(27,520)	(42,118)

Net cash provided by (used in) operating activities	(1,698,991)	2,668,831

Cash flows from investing activities:
Purchase of property and equipment	(22,629)	(1,843,947)
Cash received from sale of equipment	111,726	168,951

Net cash provided by (used in) investing activities	89,097	(1,674,996)

Cash flows from financing activities:
Received from (paid to) due to affiliate	103,333	(46,088)
Proceeds from notes payable	—	1,335,942
Repayment of notes payable	(693,483)	(921,747)
Repayment of capital lease obligations	(4,634)	(121,843)

Net cash provided by (used in) financing activities	(594,784)	246,264

Net increase (decrease) in cash and cash equivalents	(2,204,678)	1,240,099
Cash and cash equivalents at beginning of period	9,157,868	8,369,875

Cash and cash equivalents at end of period	$6,953,190	$9,609,974

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(651,080)	$698,486
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,150,085	993,816
(Gain) loss on sale of equipment	108,320	(54,374)
Deferred taxes, net	(21,203)	(6,546)
Stock-based compensation expense	78,742	67,721
Provision for doubtful accounts	23,790	(13,708)
Changes in operating assets and liabilities:
Accounts receivable	(1,083,650)	(160,018)
Prepaid expenses	166,582	138,201
Inventory	(127,015)	156,005
Refundable deposits	(142,199)	991,944
Accounts payable	(444,406)	155,210
Accrued liabilities	(378,618)	(505,921)
Income tax receivable (payable)	(378,339)	208,015

Net cash provided by (used in) operating activities	$(1,698,991)	$2,668,831

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
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

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation:
          The Company accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is typically three years.
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
     Recent Accounting Pronouncements:
          With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2008, that are of significance, or potential significance, to us.
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on our financial statements.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material affect on our financial statements.
          In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material affect on our financial statements.
          In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation:
          The Company accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2008, the Company has the following stock-based compensation plan:
     Equity Incentive Plan
          In 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          As of March 31, 2008, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2008, 291,375 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the three	Awards granted
	months ended	prior to
	March 31, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% - 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40
          During the three months ended March 31, 2008, options to purchase an aggregate of 20,000 shares of our common stock were granted to our four outside directors. The options granted to the four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The following table summarizes the stock option activity during the first quarter of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(4,500)	11.00		(8,775)

Outstanding March 31, 2008	381,625	$10.77	2.63	$972,591	$—

Exercisable March 31, 2008	308,208	$10.82	2.41	$185,543	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2008, for those awards that have an exercise price currently below the closing price as of March 31, 2008. Awards with an exercise price above the closing price as of March 31, 2008 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	—
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at March 31, 2008	73,417	$3.28

          During the three months ended March 31, 2008 and 2007, the Company recognized compensation expense of $78,742 and $67,721, respectively, and a tax benefit of $12,887 and $6,546, respectively, related thereto. As of March 31, 2008, there was $203,833 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.69 years. The total fair value of options to purchase 91,458 and 75,126 shares of our common stock vested during the three months ended March 31, 2008 and 2007, was $185,543 and $146,496, respectively. During the three months ended March 31, 2008, options to purchase 4,500 shares of our common stock were forfeited, fair value per share of $1.95, with a total fair value of $8,775.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the three months ended March 31, 2008 and 2007, the Company financed the purchase of property and equipment in the amounts of $1,089,649 and $1,635,333, respectively.
          During the three months ended March 31, 2008 and 2007, the Company incurred $78,742 and $67,721, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$2,780	$4,138

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	3,619	4,858

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	9,186	11,408

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	471,662	479,043

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	328,551	333,652

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	20,690	51,346

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	274,685	278,601

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized a vehicle	11,809	13,398

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	112,925	127,087

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	54,411	66,455

7.50% notes payable, with combined monthly principal payments of $11,212 plus interest, due September 1, 2008, collateralized by equipment	56,061	89,697

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	30,200	32,946

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	14,788	16,086

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	517,028	560,114

	$1,908,395	$2,068,829

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
Total from previous page	$1,908,395	$2,068,829

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,096,934	1,188,346

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	1,021,117	1,099,665

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,391,115	1,406,689

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	19,386	20,654

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	474,068	506,391

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	80,934	94,423

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	2,063,020	2,167,919

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	104,936	110,736

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	252,641	268,767

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	150,805	159,183

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	81,051	84,873

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	262,446	—

	$8,906,848	$9,176,475

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	March 31,	December 31,
	2008	2007
Total from previous page	$8,906,848	$9,176,475

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	129,366	—

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	686,427	—

Line of credit, variable interest rate was 5.50% at March 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	514,012	664,012

	10,236,653	9,840,487
Less: current portion	(2,226,273)	(2,019,192)

	$8,010,380	$7,821,295

          Following are maturities of long-term debt as of March 31, 2008 for each of the following years:

2009	$2,226,273
2010	3,142,343
2011	2,046,635
2012	1,160,341
2013	636,073
Subsequent to 2013	1,024,988

$10,236,653

5. Line of Credit:
          As of March 31, 2008, the Company had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of March 31, 2008 was 5.50%. The balance outstanding on the line of credit as of March 31, 2008 was $514,012 and is reported in Note 4-Notes Payable of these notes to condensed financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s and our Parent’s assets. Under the terms of the loan agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). The Company is also required to maintain a certain level of cash flow to current portion of long-term debt. As of March 31, 2008, the Company and its Parent were in compliance with these covenants.
          In addition to the line of credit loan agreement, the Company has also established a capital expenditure commitment in the amount of $15,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of March 31, 2008, the Company had approximately $7,000,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties.  We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at March 31, 2008 related to this matter.
7. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Three months ended
	March 31,
	2008	2007
Weighted average common shares outstanding	3,809,500	3,807,500
Dilutive effect of: Stock options and warrants	—	11,193

Weighted average common shares outstanding assuming dilution	3,809,500	3,818,693

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2008, the Company had outstanding options to purchase 221,375 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the three months ended March 31, 2007 was computed based on the weighted average number of shares of common stock outstanding during the period. The outstanding options to purchase 227,875 shares of common stock at a per share exercise price of $11.00 were included in the earnings per share calculation as they were dilutive. Outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50 were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
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
          The effective income tax rate of approximately 36% for the three months ended March 31, 2008 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 35% for the three months ended March 31, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statement Disclosure
          This Quarterly Report on Form 10-Q (“Form 10-Q”) and the documents we incorporate by reference herein includes forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q and the documents we incorporate by reference, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements within the meaning of the “safe harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
General
          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion are forward-looking statements.
          We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and the Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The coarse aggregate and sand produced at the Moapa Quarry and the Lee Canyon Pit supply substantially all of the rock and sand needs for our Nevada operations. At the Moapa quarry we also manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. The reserves of raw material for this landscaping rock are nearly exhausted. As a result, production and sales of landscaping products will be decreasing and likely cease within the next 12 months. In the Phoenix metropolitan area, all of our ready-mix plants are currently supplied rock and sand from third parties.
Overview
          The decline of the residential sector of the construction industry began in mid-2006. Initially, we were able to reasonably mitigate the impact of the residential sector decline until the third quarter of 2007 when continued decreased demand for ready-mix concrete industry-wide began to negatively impact pricing. Falling prices coupled with increasing costs caused our profitability causing us to lose money in the second half of 2007. Similar, but increasingly severe, market forces continue to negatively impact us resulting in further deterioration of our profitability. To illustrate, comparing the first quarter of 2007 on a per unit basis (per cubic yard of concrete), to the first quarter of 2008, we suffered a 17.5% decline in units sold, a 5.2% decrease in average unit selling price, a 5.2% increase in average unit cost.
          When comparing the first quarter of 2007 with the first quarter of 2008 in actual numbers, revenue decreased 22.5% from $20.4 million to $15.8 million and gross profit decreased 100.1% from $2.1 million to a loss of $.003 million. This year’s first quarter was somewhat negatively impacted by losing approximately six days to rainy weather, but such weather is to be expected during a normal calendar first quarter. General and Administrative, “G&A”, costs decreased $.1 million or 11.2%, but on a percentage of revenue, G&A increased from 5.7% to 6.5%. The first quarter of 2008 was also negatively impacted by approximately $.2 million in costs associated with the discontinuance of operations at the Detrital Wash location. Due to declining demand for ready-mix concrete, the cost of producing and delivering aggregates manufactured from this location, and the magnitude of ongoing costs if we continued operations at the Detrital Wash location, we determined it would be more beneficial for the Company to cease operations at this location.

          Since residential-related construction historically represents 40% to 50% of our ready-mix concrete sales, we monitor trends within the housing sector. Based on the April 21, 2008 publication of The Phoenix Housing Market Letter and the April 18, 2008 publication of The Las Vegas Housing Market Letter, new home closings in the first quarter of 2008 decreased 44.7% from the first quarter of 2007, and new home permits issued in the first quarter of 2008 decreased 65.2% from the first quarter of 2007. A good deal of concern remains for how much the debt market problems, foreclosures and the high level of existing inventory of new and resale homes will continue to deter a residential rebound. We normally strive to maintain a good balance between residential and non-residential sales in order to minimize the impact that a change in any one construction sector may have on our overall business, however, given the current level of residential activity, we are pursuing every available avenue to maintain, and if possible, increase the volume of non-residential sales.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our most critical accounting policies are the collectibility of accounts receivable, the valuation of property and equipment, estimating income taxes and the valuation of stock-based compensation.
          We are required to estimate the collectibility of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at March 31, 2008 and December 31, 2007 amounted to $403,425 and $379,635, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The increase in the provision for bad debt for the three months ended March 31, 2008 represented an increase in the specific accounts identified as potentially uncollectible during the three months ended March 31, 2008. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2008, the Company had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.3 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.

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
          We use the fair value recognition provisions of SFAS 123R, to value share-based payment awards. Under this method we recognize compensation expense for all share-based payments granted. In accordance with SFAS 123R we use the Black-Scholes option valuation model to value the share-based payment awards. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
          Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 – Stock-Based Compensation in the accompanying Notes to the Condensed Financial Statements for a further discussion on stock-based compensation.
New Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material effect on our financial statements.
          In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material affect on our financial statements.
          In June 2007, the FASB ratified EITF 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material affect on our financial statements.
          In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.

Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three months ended
	March 31,
(dollars in thousands)	2008		2007
		(Unaudited)
Revenue	$15,690	99.4%	$19,710	96.8%
Related party revenue	96	0.6%	652	3.2%

Total revenue	15,786	100.0%	20,362	100.0%

Gross profit (loss)	(3)	0.0%	2,101	10.3%
General and administrative expenses	1,032	6.5%	1,162	5.7%

Income (loss) from operations	(1,035)	-6.6%	939	4.6%
Interest income	71	0.5%	88	0.4%
Interest expense	(28)	-0.2%	(42)	-0.2%
Income tax benefit (expense)	366	2.3%	(383)	-1.9%

Net income (loss)	$(651)	-4.1%	$698	3.4%

Depreciation and amortization	$1,150	7.3%	$994	4.9%

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007
          Revenue. Revenue decreased 22.5% to $15.8 million for the three months ended March 31, 2008, which we refer to as “interim 2008,” from $20.4 million for the three months ended March 31, 2007, which we refer to as “interim 2007.” The decreased revenue resulted primarily from a 17.5% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 5.2% decrease in the average unit sales price. The decreased average unit sales price reflects the continued decline in the housing sector causing downward pricing pressure since the lower overall demand for ready mix concrete has decreased and the average number of providers of ready mix concrete have remained about the same. The decreased volume in interim 2008 was primarily due to the continued decline in the housing sector as mentioned above and delayed customer projects. We also provide ready-mix concrete to our related party. Revenue from related party for interim 2008 was less than $.1 million, representing .6% of total revenue in interim 2008 compared to $.7 million representing 3.2% of total revenue in interim 2007. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to our related party could increase or decrease in any given year, but are not anticipated to be material.
          Gross Profit (loss). Gross profit (loss) decreased to ($.003) million in interim 2008 from $2.1 million in interim 2007 and the gross profit (loss) margin decreased to 0% from 10.3% in the respective periods. The decrease in the gross profit margin during interim 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.
          Depreciation and Amortization. Depreciation and amortization expense increased $.2 million, or 15.7%, to $1.2 million for interim 2008 from $1.0 million in interim 2007. This increase resulted from the additional plant and equipment we placed into service in the later part of 2007 and interim 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $1.0 million for interim 2008 from $1.2 million for interim 2007. The decrease resulted primarily from a $.2 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, offset by an increase in public company expense of $.1 million, which includes stock option expense associated with option grants made to outside directors. Continuing through 2008, general and administrative expenses will increase as it relates to public company expense, which consists primarily of legal, printing, communications with our stockholders, accounting fees and director compensation, including stock-based compensation expense. We estimate public company expense will be approximately $.7 million for 2008 compared to $.3 million for 2007.
          Interest Income and Expense. Interest income decreased to $.07 million for interim 2008 from $.09 million for interim 2007. The decrease in interest income was primarily due to the change in the rate of return earned on our invested cash reserves. Interest expense decreased in interim 2008 to $.03 million compared to $.04 million for interim 2007. The decrease in interest expense was related to the reduction of debt associated with our office building purchased in June 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2008 was $.18 million compared to $.22 million for interim 2007.
          Income Taxes. The decrease in the income tax provision for interim 2008 to an income tax benefit of $.4 million compared to an income tax provision of $.4 million for interim 2007 was due to a decrease in pre-tax income in interim 2008 when compared to interim 2007. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Income (loss). Net loss was ($.7) million for interim 2008 as compared to a net income of $.7 million for interim 2007. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete and the decrease in the average unit sales price as discussed above.
Liquidity and Capital Resources
          Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure a long-term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., who we refer to as “WFE.” We believe our working capital and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
          We have a credit facility with WFE which provides a $5.0 million revolving credit facility, as well as $15.0 million capital expenditure commitment. As of March 31, 2008 we had approximately $4.5 million available on our revolving credit facility and we also had approximately $7.0 million available on the capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well all of the assets of our Parent. Under the terms of the agreement, we and/or our Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. Our Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). We are also required to maintain a certain level of cash flow to current portion of long-term debt. As of March 31, 2008, both the Company and our Parent were compliant with the facility covenants.
          Over the next three months we intend to expand our operations by adding one additional ready-mix production plant, related production plant equipment and site improvements, with an aggregate cost of approximately $.75 million, which we anticipate financing through the capital expenditure commitment of our WFE credit facility. The new plant will expand our service area and allow us to better utilize our existing equipment.
          As a result of the expansion efforts we have already executed over the past two and a half years, we have entered into additional debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We do not expect this trend to continue, but cannot assure, that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations.

          The following table sets forth for the three months ended March 31, 2008 and 2007, certain items from the condensed statements of cash flows.

	Three months ended
	March 31,
(dollars in thousands)	2008	2007
	(Unaudited)
Cash flows provided by (used in) operating activities	$(1,699)	$2,669
Cash flows provided by (used in) investing activities	89	(1,675)
Cash flows provided by (used in) financing activities	(595)	246
          Cash used in operating activities during interim 2008 of ($1.7) million represents a $4.4 million decrease from the amount provided by operating activities during interim 2007. The decrease was primarily due to the net loss of $.7 million incurred in interim 2008 compared to net income of $.7 million in interim 2007, an increase in the average day sales outstanding and increasing our accounts receivable balance during interim 2008 when compared to interim 2007.
          Cash provided by investing activities during interim 2008 of $.1 million represents a $1.8 million increase from the amount used in investing activities during interim 2007. Investing activities during interim 2008 was due to non-financed capital expenditures of less than $.1 million, offset by proceeds from the disposal of equipment in the amount of $.1 million. Investing activities during interim 2007 was due to non-financed capital expenditures of $1.8 million, offset by proceeds from the disposal of equipment in the amount of $.2 million.
          Cash used in financing activities during interim 2008 of $.6 million represents a $.8 million decrease from the amount provided by financing activities during interim 2007. Financing activities during interim 2008 included the repayment of notes payable and capital leases of $.7 million, offset by proceeds from Meadow Valley of $.1 million. Financing activities during interim 2007 included the receipt of proceeds from notes payable in the amount of $1.3 million, offset by the repayment of notes payable and capital leases of $1.0 million.
Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at March 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt obligations	$10,237	$2,227	$5,189	$1,796	$1,025
Interest payments on long-term debt (1)	1,838	656	786	256	140
Operating lease obligations	6,103	2,501	3,331	271	—
Purchase obligations	23,097	3,853	6,011	4,740	8,493
Other long-term liabilities (2)	198	198	—	—	—

Total contractual obligations	$41,473	$9,435	$15,317	$7,063	$9,658

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.

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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2008. Assuming a 100 basis point increase in the prime interest rate at March 31, 2008, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at March 31, 2008. See Note 4—Notes payable in the accompanying March 31, 2008 condensed financial statements.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b) Management’s Report on Internal Control over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.
          This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.
(c) Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this Form 10-Q, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against the Company for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at March 31, 2008 related to this matter.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 during the three months ended March 31, 2008.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act as of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC. (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer May 8, 2008

By	/s/ Clint Tryon
Clint Tryon
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) May 8, 2008