Form 10-Q
period 2008-06-30
Ready Mix, Inc.
filed 2008-08-12
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4602 East Thomas Road
Phoenix, Arizona 85018
(602) 957-2722
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of the registrant’s common stock as of August 8, 2008:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of June 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) — Six months and three months ended June 30, 2008 and 2007 and Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Six months ended June 30, 2008 and 2007	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-31.1
Ex-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7,443,238	$9,157,868
Accounts receivable, net	8,762,869	7,892,523
Inventory	1,551,144	1,151,926
Prepaid expenses	918,946	1,156,086
Due from affiliate	—	37,859
Income tax receivable	602,444	—
Deferred tax asset	385,170	359,396

Total current assets	19,663,811	19,755,658
Property and equipment, net	25,716,032	26,347,234
Refundable deposits	144,416	176,188

Total assets	$45,524,259	$46,279,080

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,749,164	$3,888,856
Accrued liabilities	1,734,278	2,023,403
Notes payable	3,110,226	2,019,192
Obligations under capital leases	—	4,634
Due to affiliate	140,292	—
Income tax payable	—	11,738

Total current liabilities	8,733,960	7,947,823
Notes payable, less current portion	7,287,033	7,821,295
Deferred tax liability	1,290,823	1,290,823

Total liabilities	17,311,816	17,059,941

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,302,256	18,190,971
Retained earnings	9,906,377	11,024,358

Total stockholders’ equity	28,212,443	29,219,139

Total liabilities and stockholders’ equity	$45,524,259	$46,279,080

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Revenue	$32,595,666	$41,814,357	$16,905,255	$22,103,800
Revenue — related parties	265,042	1,050,921	168,931	399,036

Total revenue	32,860,708	42,865,278	17,074,186	22,502,836

Cost of revenue	32,579,885	38,406,845	16,790,678	20,145,417

Gross profit	280,823	4,458,433	283,508	2,357,419

General and administrative expenses	2,090,919	2,308,521	1,059,069	1,146,525

Income (loss) from operations	(1,810,096)	2,149,912	(775,561)	1,210,894

Other income (expense):
Interest income	104,698	183,791	33,360	95,344
Interest expense	(54,889)	(80,958)	(27,369)	(38,840)
Other income	13,442	140,650	40,037	44,840

	63,251	243,483	46,028	101,344

Income (loss) before income taxes	(1,746,845)	2,393,395	(729,533)	1,312,238

Income tax benefit (expense)	628,864	(897,290)	262,632	(514,619)

Net income (loss)	$(1,117,981)	$1,496,105	$(466,901)	$797,619

Basic net income (loss) per common share	$(0.29)	$0.39	$(0.12)	$0.21

Diluted net income (loss) per common share	$(0.29)	$0.39	$(0.12)	$0.21

Basic weighted average common shares outstanding	3,809,500	3,807,500	3,809,500	3,807,500

Diluted weighted average common shares outstanding	3,809,500	3,825,592	3,809,500	3,832,491

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2008	3,809,500	$3,810	$18,190,971	$11,024,358

Stock based compensation			111,285

Net loss for the six months ended June 30, 2008				(1,117,981)

Balance at June 30, 2008	3,809,500	$3,810	$18,302,256	$9,906,377

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$32,123,984	$41,051,135
Cash paid to suppliers and employees	(32,780,017)	(37,065,281)
Taxes paid	(11,092)	(1,181,202)
Interest received	104,698	183,791
Interest paid	(54,889)	(80,958)

Net cash provided by (used in) operating activities	(617,316)	2,907,485

Cash flows from investing activities:
Purchase of property and equipment	(558,879)	(2,118,115)
Cash received from sale of equipment	111,726	171,754

Net cash used in investing activities	(447,153)	(1,946,361)

Cash flows from financing activities:
Received from (paid to) due to affiliate	178,151	(70,465)
Proceeds from notes payable	590,676	2,699,929
Repayment of notes payable	(1,414,354)	(3,518,305)
Repayment of capital lease obligations	(4,634)	(238,127)

Net cash used in financing activities	(650,161)	(1,126,968)

Net decrease in cash and cash equivalents	(1,714,630)	(165,844)

Cash and cash equivalents at beginning of period	9,157,868	8,369,875

Cash and cash equivalents at end of period	$7,443,238	$8,204,031

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(1,117,981)	$1,496,105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,339,349	2,105,800
(Gain) loss on sale of equipment	119,456	(56,608)
Deferred taxes, net	(25,774)	(13,091)
Stock-based compensation expense	111,285	135,441
Provision for doubtful accounts	(724)	(31,301)
Changes in operating assets and liabilities:
Accounts receivable	(869,622)	(1,898,185)
Prepaid expenses	237,140	208,307
Inventory	(399,218)	109,922
Refundable deposits	31,772	601,476
Accounts payable	(139,692)	789,179
Accrued liabilities	(289,125)	(268,739)
Income tax payable	(614,182)	(270,821)

Net cash provided by (used in) operating activities	$(617,316)	$2,907,485

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
Presentation of Interim Information:
     The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we”, “us”, “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Seasonal Variations:
     Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
Revenue Recognition:
     We recognize revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance. At the time of delivery, the following have occurred:
•	The contract has been evidenced by the customers signature on the delivery ticket,

•	A price per unit has been determined, and

•	Collectibility has been reasonably assured either by credit authorization of the customer or by COD terms.
     Large orders requiring multiple deliveries and spanning more than one day are invoiced daily for the deliveries on that day.
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
Recent Accounting Pronouncements:
     With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2008, that are of significance, or potential significance, to us.
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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation:
     The Company accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     As of June 30, 2008, the Company has the following stock-based compensation plan:
Equity Incentive Plan:
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
     As of June 30, 2008, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2008, 293,875 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
     The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the six	Awards granted
	months ended	prior to
	June 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% - 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40
     During the six months ended June 30, 2008, options to purchase an aggregate of 20,000 shares of our common stock were granted to our four outside directors. The options granted to the four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
     The following table summarizes the stock option activity during the first six months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(7,000)	11.00		(13,650)

Outstanding June 30, 2008	379,125	$10.76	2.39	$967,716	$—

Exercisable June 30, 2008	305,708	$10.82	2.16	$180,668	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2008, for those awards that have an exercise price currently below the closing price as of June 30, 2008. Awards with an exercise price above the closing price as of June 30, 2008 are considered to have no intrinsic value.
     A summary of the status of the Company’s nonvested shares as of June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	—
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at June 30, 2008	73,417	$3.28

     During the six months ended June 30, 2008 and 2007, the Company recognized compensation expense of $111,285 and $135,441, respectively, and a tax benefit of $25,774 and $13,091, respectively, related thereto. As of June 30, 2008, there was $171,290 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.47 years. The total fair value of options to purchase 91,458 and 75,126 shares of our common stock vested during the six months ended June 30, 2008 and 2007 was $185,543 and $146,496, respectively. During the six months ended June 30, 2008, options to purchase 7,000 shares of our common stock were forfeited, fair value per share of $1.95, with a total fair value of $13,650.
3. Statement of Cash Flows:
Non-Cash Investing and Financing Activities:
     The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
     During the six months ended June 30, 2008 and 2007, the Company financed the purchase of property and equipment in the amounts of $1,380,450 and $1,635,333, respectively.
     During the six months ended June 30, 2008 and 2007, the Company incurred $111,285 and $135,441, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
     Notes payable consists of the following:

	June 30,	December 31,
	2008	2007
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$1,400	$4,138

5.31% note payable, with monthly payments of $ 1,730, due March 22, 2009, collateralized by vehicles	2,364	4,858

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	6,935	11,408

6.21% note payable, with monthly payments of $ 4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	464,235	479,043

6.34% note payable, with monthly payments of $ 3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	323,417	333,652

5.22% note payable, with monthly payments of $ 10,398, due May 25, 2008, collateralized by equipment	—	51,346

7.05% note payable, with monthly payments of $ 2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	270,752	278,601

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized a vehicle	10,195	13,398

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	98,553	127,087

7.25% note payable, with monthly payments of $ 4,153, due May 4, 2009, collateralized by equipment	42,366	66,455

7.50% notes payable, with combined monthly principal payments of $11,212 plus interest, due September 1, 2008, collateralized by equipment	22,425	89,697

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	27,407	32,946

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	13,468	16,086

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	473,943	560,114

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	1,005,523	1,188,346

	$2,762,983	$3,257,175

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following:

	June 30,	December 31,
	2008	2007
Total from previous page	$2,762,983	$3,257,175

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	942,569	1,099,665

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,375,529	1,406,689

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	18,095	20,654

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	441,745	506,391

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	67,445	94,423

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,958,121	2,167,919

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	99,020	110,736

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	236,515	268,767

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	142,427	159,183

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	77,165	84,873

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	245,329	—

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	121,281	—

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	663,546	—

	$9,151,770	$9,176,475

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     Notes payable consists of the following:

	June 30,	December 31,
	2008	2007
Total from previous page	$9,151,770	$9,176,475

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	196,116	—

6.8% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	685,361	—

Line of credit, variable interest rate was 5.25% at June 30, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	364,012	664,012

	10,397,259	9,840,487
Less: current portion	(3,110,226)	(2,019,192)

	$7,287,033	$7,821,295

     Following are maturities of long-term debt as of June 30, 2008 for each of the following years:

2009	$3,110,226
2010	2,490,860
2011	2,042,585
2012	1,050,420
2013	613,841
Subsequent to 2013	1,089,327

$10,397,259

5. Line of Credit:
     As of June 30, 2008, the Company had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of June 30, 2008 was 5.25%. The balance outstanding on the line of credit as of June 30, 2008 was $364,012 and is reported in Note 4-Notes Payable of these notes to condensed financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s and our Parent’s assets. Under the terms of the loan agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). The Company is also required to maintain a certain level of cash flow to current portion of long-term debt. As of June 30, 2008, the Company and its Parent were in compliance with these covenants.
     In addition to the line of credit loan agreement, the Company has also established a capital expenditure commitment in the amount of $15,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of June 30, 2008, the Company had approximately $6,600,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
     During the six months ended June 30, 2008, the Company extended three material purchase agreements and entered into one new material purchase agreement with various expirations through April 5, 2015. Minimum future payments under the non-cancelable material purchase agreements entered into during the six months ended June 30, 2008 for each of the following years are:

2009	$643,837
2010	1,031,250
2011	1,443,750
2012	1,650,000
2013	1,650,000
After 2013	3,025,000

$9,443,837

     The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2008.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.
     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at June 30, 2008 related to this matter.
7. Earnings per Share:
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
     Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	3,809,500	3,807,500	3,809,500	3,807,500
Dilutive effect of: Stock options and warrants	—	18,092	—	24,991

Weighted average common shares outstanding assuming dilution	3,809,500	3,825,592	3,809,500	3,832,491

     All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the six months and three months ended June 30, 2008, the Company had outstanding options to purchase 218,875 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
     The Company’s diluted net income per common share for the six months and three months ended June 30, 2007 was computed based on the weighted average number of shares of common stock outstanding during the period. For the six months and three months ended June 30, 2007, the Company had outstanding options to purchase 227,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the six months and three months ended June 30, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50 and outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
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
     The effective income tax rate of approximately 36% for the six months ended June 30, 2008 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 37.5% for the six months ended June 30, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.

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
     We concentrate on serving the ready-mix concrete markets of the Las Vegas, Nevada and the Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The coarse aggregate and sand produced at the Moapa Quarry and the Lee Canyon Pit supply substantially all of the rock and sand needs for our Nevada operations. At the Moapa quarry we also manufacture, by crushing and screening, a variety of decorative rock products used primarily for landscaping. The reserves of raw material for this landscaping rock are nearly exhausted. As a result, production and sales of landscaping products will be decreasing and likely cease within the next 6 to 18 months. In the Phoenix metropolitan area, all of our ready-mix plants are currently supplied rock and sand from third parties.
Overview
     Our financial performance for the six months and quarter ended June 30, 2008 continued to reflect the weakness that persists primarily in the residential construction sector. Residential-related construction has historically represented 45% to 50% of our ready-mix concrete sales. Through June 30, 2008, year-to-date new home permits in our market were down 60.4% compared to last year. This follows on the heels of 2007 when new home permits dropped 30.3% from 2006. Fortunately, non-residential construction activity has continued to be stable and longer-lasting than in previous construction cycles. If not for this fact, our industry would be facing even greater deteriorating conditions. When comparing the second quarter of 2008 with the same period last year, units of ready-mix concrete sold in cubic yards decreased 19.1%, revenue decreased 24.1%, gross profit decreased 88.0% and net income dropped 158.5%. The results were equally disappointing when comparing the first half of this year to the prior year’s first half when units sold decreased 18.4%, revenue decreased 23.3%, gross profit decreased 93.7% and net income decreased 174.7%. However, when comparing the quarter ended June 30, 2008 with the immediately preceding quarter ended March 31, 2008, units sold increased 10.5%, revenue increased 8.2% and net loss was reduced by 28.3%. This sequential improvement was partially due to the seasonal nature of our industry and market, but it also resulted from cost savings related to the decision to cease operations at the Detrital Wash location earlier this year.
     During the quarter, we completed the installation of a fourth batch plant in the Phoenix metropolitan area. This new batch plant location is in Buckeye, Arizona. It will not be necessary to purchase any additional trucks to service sales from our Buckeye plant. Instead, we will be relocating trucks from other batch plants that are not being fully utilized and dedicate them to this new geographic location which, in the future, we believe may be amongst the fastest growing areas in metropolitan Phoenix.
     The residential construction segment has several hurdles to overcome before improving. We remain concerned about the number of home foreclosures, the high level of existing inventory of new and resale homes and the continuing problems facing the home financing industry. In spite of these concerns, data suggests that new home permits are stabilizing in our market. The July 14, 2008 edition of The Las Vegas Housing Market Letter reports that “permits have been rising for the last four months” and May 20, 2008 edition of The Phoenix Housing Market Letter reports that “new home permits have been stable for eight months.” It is not yet clear whether the local housing market has bottomed out, but at least there are indications of that being a possibility and improvement in the residential construction sector is vitally important for our future financial performance.
Critical Accounting Policies, Estimates and Judgments
     Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our most critical accounting policies are the collectability of accounts receivable, the valuation of property and equipment, estimating income taxes and the valuation of stock-based compensation.
     We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at June 30, 2008 and December 31, 2007 amounted to $378,911 and $379,635, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The slight decrease in the provision for bad debt for the six months ended June 30, 2008 represented a decrease in the specific account balances identified as potentially uncollectible during the six months ended June 30, 2008. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in the period in which the provision for bad debt was over estimated.
     We are required to provide property and equipment, net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
     We also review our property and equipment, including land and water rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The impairments are recognized in the period during which they are identified. Assets to be disposed of, if any, are reported at the lower of the carrying amount or fair value less costs to sell.
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2008, the Company had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.3 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 - Stock-Based Compensation in the accompanying Notes to the Condensed Financial Statements for a further discussion on stock-based compensation.
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
     In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other

Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3 on its financial position and results of operations.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The implementation of this standard will not have a material impact on our financial position and results of operations.
Results of Operations
     The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six months ended				Three months ended
	June 30,				June 30,
	2008		2007		2008		2007
(dollars in thousands)		(Unaudited)				(Unaudited)
Revenue	$32,596	99.2%	$41,814	97.5%	$16,905	99.0%	$22,104	98.2%
Related party revenue	265	0.8%	1,051	2.5%	169	1.0%	399	1.8%

Total revenue	32,861	100.0%	42,865	100.0%	17,074	100.0%	22,503	100.0%

Gross profit	281	0.9%	4,458	10.4%	284	1.7%	2,357	10.5%
General and administrative expenses	2,091	6.4%	2,308	5.4%	1,059	6.2%	1,146	5.1%

Income (loss) from operations	(1,810)	-5.5%	2,150	5.0%	(776)	-4.5%	1,211	5.4%
Interest income	105	0.3%	184	0.4%	33	0.2%	95	0.4%
Interest expense	(55)	-0.2%	(81)	-0.2%	(27)	-0.2%	(39)	-0.2%
Income tax benefit (expense)	629	1.9%	(897)	-2.1%	263	1.5%	(515)	-2.3%

Net income (loss)	$(1,118)	-3.4%	$1,496	3.5%	$(467)	-2.7%	$798	3.5%

Depreciation and amortization	$2,339	7.1%	$2,106	4.9%	$1,189	7.0%	$1,112	4.9%

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007
     Revenue. Revenue decreased 23.3% to $32.9 million for the six months ended June 30, 2008, which we refer to as “interim 2008,” from $42.9 million for the six months ended June 30, 2007, which we refer to as “interim 2007.” The decreased revenue resulted primarily from an 18.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 5.6% decrease in the average unit sales price. The decreased volume in interim 2008 was due to the continuing decline in the housing market, which has affected our residential concrete customers and the overall slowdown in the construction sector of our market. The decreased average unit sales price reflects the continued decline in the housing sector causing downward pricing pressure since the lower overall demand for ready mix concrete has decreased and the average number of providers of ready mix concrete have remained about the same. We provide ready-mix concrete to related parties. Revenue from related parties for interim 2008 was $.3 million, representing .8% of total revenue compared to $1.1 million of total revenue in interim 2007. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material. We anticipate raw material price increases and increased transportation costs related to those materials during 2008 as a result of the elevated cost of fuel used to manufacture and transport the material. We can not assure that we will be able to pass through the expected increase in the cost of our raw materials to our customers, which could negatively impact future profitability.
     Gross Profit. Gross profit decreased to $.3 million in interim 2008 from $4.5 million in interim 2007 and the gross profit margin decreased to .9% from 10.4% in the respective periods. The decrease in the gross profit margin during interim 2008 when compared to interim 2007 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level. We believe that the capacity expansion completed in 2007 has positioned us to reap the benefits of our market expansion when demand in our market returns, which we anticipate to be the middle to end of 2010.
     Depreciation and Amortization. Depreciation and amortization expense increased $.2 million, or 11.1%, to $2.3 million for interim 2008 from $2.1 million in interim 2007. This increase resulted from the additional plant and equipment we placed in service in the interim 2008.
     General and Administrative Expenses. General and administrative expenses decreased to $2.1 million for interim 2008 from $2.3 million for interim 2007. The decrease resulted primarily from a $.3 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, offset by an increase in bad debt expense of $.05 million and an increase in legal expense in the amount of $.05 million associated with the Kitchell Contractors, Inc. of Arizona litigation as discussed in Part II — Other Information Item 1 Legal Proceedings.
     Interest Income and Expense. Interest income decreased to $.1 million for interim 2008 from $.2 million for interim 2007. The decrease in interest income was primarily due to the declining change in the amount and rate of return earned on our invested cash reserves. Interest expense decreased in interim 2008 to $.05 million compared to $.08 million for interim 2007. The decrease in interest expense was related to the reduction of debt associated with our office building purchased in June 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2008 was $.31 million compared to $.38 million for interim 2007.
     Income Taxes. The decrease in the income tax provision for interim 2008 to an income tax benefit of $.6 million compared to an income tax provision of $.9 million for interim 2007 was due to a decrease in pre-tax income in interim 2008 when compared to interim 2007. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
     Net Income (loss). The net loss was ($1.1) million for interim 2008 as compared to net income of $1.5 million for interim 2007. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete and the decrease in the average unit sales price as discussed above.
Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007
     Revenue. Revenue decreased 24.1% to $17.1 million for the three months ended June 30, 2008, which we refer to as “2nd quarter 2008,” from $22.5 million for the three months ended June 30, 2007, which we refer to as “2nd quarter 2007.” The decreased revenue resulted primarily from a 19.1% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 6.0% decrease in the average unit sales price. The decreased average unit sales price reflects the continued decline in the overall demand for ready mix concrete and the number of providers of ready mix concrete has remained about the same or increasing. The decreased volume in 2nd quarter 2008 was primarily due to the continued decline in the housing sector as mentioned above and the general slowdown in the overall construction sector within our market. We also provide ready-mix concrete to our related party. Revenue from related party for 2nd quarter 2008 was $.2 million, representing 1.0% of total revenue in the 2nd quarter 2008 compared to $.4 million representing 1.8% of total revenue in the 2nd quarter 2007. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to our related party could increase or decrease in any given year, but are not anticipated to be material.
     Gross Profit. Gross profit decreased to $.3 million in the 2nd quarter 2008 from $2.4 million in the 2nd quarter 2007 and the gross profit margin decreased to 1.7% from 10.5% in the respective periods. The decrease in the gross profit margin during the 2nd quarter 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.
     Depreciation and Amortization. Depreciation and amortization expense increased $.1 million, or 6.9%, to $1.2 million for the 2nd quarter 2008 from $1.1 million in the 2nd quarter 2007. This increase resulted from the additional plant and equipment we placed into service in interim 2008.

     General and Administrative Expenses. General and administrative expenses remained relatively flat at $1.1 million for the 2nd quarter 2008 when compared to the 2nd quarter 2007. A slight decrease resulted primarily from an approximate $.1 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits.
     Interest Income and Expense. Interest income decreased to $.03 million for 2nd quarter 2008 from $.1 million for 2nd quarter 2007. The decrease in interest income was primarily due to the declining change in the amount and rate of return earned on our invested cash reserves. Interest expense decreased in 2nd quarter 2008 to $.03 million compared to $.04 million for 2nd quarter 2007. The decrease in interest expense was related to the reduction of debt associated with our office building. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during 2nd quarter 2008 was $.15 million compared to $.22 million for 2nd quarter 2007.
     Income Taxes. The decrease in the income tax provision for 2nd quarter 2008 to an income tax benefit of $.3 million compared to an income tax provision of $.5 million for 2nd quarter 2007 was due to a decrease in pre-tax income in 2nd quarter 2008 when compared to 2nd quarter 2007. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
     Net income (loss).    Net loss was $.5 million for 2nd quarter 2008 as compared to a net income of $.8 million for 2nd quarter 2007. The decrease in net income to a net loss resulted from a decrease in the sale of cubic yards of concrete and the average selling price per cubic yard of concrete as discussed above.
Liquidity and Capital Resources
     Our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure a long-term source and quality of the aggregate products used to produce our concrete and to provide working capital to support the expansion of our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., who we refer to as “WFE.” We believe our working capital, including our cash reserves, and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
     We have a credit facility with WFE which provides a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment. As of June 30, 2008, we had approximately $4.6 million available on our revolving credit facility and we also had approximately $6.6 million available on the capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well as all of the assets of our Parent. Listed below are the covenants which are required to be maintained by the Company and our Parent as of June 30, 2008 and December 31, 2007:

Meadow Valley:	June 30, 2008		December 31, 2007
	Minimum /		Minimum /
(amounts in thousands)	Maximum	Actual	Maximum	Actual
Minimum Net Worth (1)	21,156	37,332	21,156	34,527
Maximum Leverage (2)	n/a	n/a	3.0 to 1.0	1.58 to 1.0
Maximun Funded Debt to EBITDA (3)	3.0 to 1.0	1.11 to 1.0	3.0 to 1.0	1.19 to 1.0
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.58 to 1.0

Ready Mix, Inc.:	June 30, 2008		December 31, 2007
	Minimum	Actual	Minimum	Actual
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.84 to 1.0

(1)	Minimum Net Worth is defined as the sum of common stock, additional paid in capital, retained earnings minus goodwill and other intangible assets, all determined in accordance with United States Generally Accepted Accounting Principles. Base net worth of $14,000,000 as of September 15, 2005 plus 75% of net profit for every fiscal year thereafter, beginning December 31, 2005.

(2)	Leverage is defined as total liabilities to Net Worth. Measured at fiscal year end.

(3)	Funded Debt to EBITDA is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(4)	Minimum CF to CPLTD is defined as cash flow (the sum of net profit, depreciation and amortization, less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion) divided by the current portion of long term debt. Measured at fiscal year end.

n/a	Not required to be calculated at the interim period.
     During July 2008, we completed the expansion of our operations by adding one additional ready-mix production plant, related production plant equipment and site improvements, with an aggregate cost of approximately $.75 million, the majority of which, we financed through the capital expenditure commitment of our WFE credit facility. The new plant will expand our service area and allow us to better utilize our existing equipment.
     As a result of the expansion efforts we have already executed over the past two and a half years, we have entered into additional debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We do not expect this trend to continue, but cannot assure that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations, however we do anticipate that our cash reserves and our revolving credit facility are sufficient to meet our needs over the next twelve months.
     The following table sets forth for the six months ended June 30, 2008 and 2007, certain items from the condensed statements of cash flows.

	Six months ended
	June 30,
	2008	2007
(dollars in thousands)	(Unaudited)
Cash flows provided by (used in) operating activities	$(617)	$2,907
Cash flows used in investing activities	(447)	(1,946)
Cash flows used in financing activities	(650)	(1,127)
     Cash used in operating activities during interim 2008 of $.6 million represents a $3.5 million decrease from the amount provided by operating activities during interim 2007. The decrease was primarily due to the net loss of $1.1 million incurred in interim 2008 compared to net income of $1.5 million in interim 2007. The decrease was also the result of an increase in the quantity and cost of raw materials inventoried resulting in a decrease of $.5 million when comparing interim 2008 to interim 2007. The increase in inventory was the result of the timing of delivery of raw materials and the production of raw materials anticipated to be used or sold in the current period.
     Cash used in investing activities during interim 2008 of $.4 million represents a $1.5 million decrease from the amount used in investing activities during interim 2007. Investing activities during interim 2008 was due to capital expenditures of $.6 million, partially offset by proceeds from the disposal of equipment in the amount of $.1 million. Investing activities during interim 2007 were due to capital expenditures of $2.1 million, partially offset by proceeds from the disposal of equipment in the amount of $.2 million.
     Cash used in financing activities during interim 2008 of $.7 million represents a $.4 million decrease from the amount used in financing activities during interim 2007. Financing activities during interim 2008 included the receipt of proceeds from notes payable in the amount of $.6 million and proceeds from Meadow Valley of $.2 million, offset by the repayment of notes payable and capital leases of $1.4 million. Financing activities during interim 2007 included the receipt of proceeds from notes payable in the amount of $2.7 million, offset by the repayment to Meadow Valley of $.1 million and the repayment of notes payable and capital leases of $3.8 million.
Summary of Contractual Obligations and Commercial Commitments
     Contractual obligations at June 30, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt obligations	$10,397	$3,110	$4,534	$1,664	$1,089
Interest payments on long-term debt (1)	1,815	698	720	257	140
Operating lease obligations	5,558	2,396	3,052	110	—
Purchase obligations	31,136	3,996	8,175	8,040	10,925
Other long term liabilities (2)	132	132	—	—	—

Total contractual obligations	$49,038	$10,332	$16,481	$10,071	$12,154

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.22% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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
     We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2008. Assuming a 100 basis point increase in the prime interest rate at June 30, 2008, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at June 30, 2008. See Note 4—Notes payable in the accompanying June 30, 2008 condensed financial statements.

Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this Form 10-Q, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against the Company for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties.  We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at June 30, 2008 related to this matter.
Item 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 during the six months ended June 30, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     At the Company’s Annual Meeting of Shareholders on June 9, 2008, nominees for directors as listed in the proxy statement, to hold office for a one year term, expiring 2009 or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of common stock with the following vote:

	Affirmative	Against	Abstention
Directors	Votes	Votes	Votes
Charles E. Cowan	3,523,209	24,411	9,181
Charles R. Norton	3,522,909	24,745	9,147
Dan H. Stewart	3,522,918	24,736	9,147
Don A. Patterson	3,525,518	21,036	10,247
Bradley E. Larson	3,512,261	35,393	9,147
Robert R. Morris	3,516,784	30,870	9,147
Kenneth D. Nelson	3,518,868	28,686	9,247
     A proposal to ratify the selection of Semple, Marchal and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by the holders of common stock with the following vote:

Affirmative	Against	Abstention
Votes	Votes	Votes
3,531,192	19,337	6,272
Item 5. Other Information
     None
Item 6. Exhibits
   Exhibits:
10.17	Production Facility Lease (Northwest Las Vegas, Nevada)

10.18	Decorative Rock Lease Renewal (Moapa, Nevada)

10.19	Production Facility Lease (Buckeye, Arizona)

10.20	Production Facility Lease Renewal (Moapa, Nevada)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act as of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC. (Registrant)

By	/s/ Bradley E. Larson Bradley E. Larson Chief Executive Officer August 12, 2008

By	/s/ Clint Tryon

Clint Tryon Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) August 12, 2008