Form 10-Q
period 2008-09-30
Ready Mix, Inc.
filed 2008-11-12
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0830443 (I.R.S. Employer Identification No.)
4602 East Thomas Road
Phoenix, Arizona 85018
(602) 957-2722
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of November 7, 2008:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of September 30, 2008 (Unaudited) and December 31, 2007	3

Condensed Statements of Operations (Unaudited) — Nine months and three months ended September 30, 2008 and 2007 and Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2008 and 2007	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

Item 4T. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	26

Item 6. Exhibits	26
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,632,788	$9,157,868
Accounts receivable, net	9,216,582	7,892,523
Inventory	1,687,299	1,151,926
Prepaid expenses	905,562	1,156,086
Due from affiliate	—	37,859
Income tax receivable	939,619	—
Deferred tax asset	389,741	359,396

Total current assets	18,771,591	19,755,658
Property and equipment, net	24,708,480	26,347,234
Refundable deposits	144,416	176,188

Total assets	$43,624,487	$46,279,080

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,338,638	$3,888,856
Accrued liabilities	1,582,316	2,023,403
Notes payable	3,247,891	2,019,192
Obligations under capital leases	—	4,634
Due to affiliate	26,704	—
Income tax payable	—	11,738

Total current liabilities	8,195,549	7,947,823
Notes payable, less current portion	6,500,670	7,821,295
Deferred tax liability	1,290,823	1,290,823

Total liabilities	15,987,042	17,059,941

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,334,807	18,190,971
Retained earnings	9,298,828	11,024,358

Total stockholders’ equity	27,637,445	29,219,139

Total liabilities and stockholders’ equity	$43,624,487	$46,279,080

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Revenue	$48,683,689	$60,520,249	$16,088,023	$18,705,892
Revenue — related parties	529,674	1,438,142	264,632	387,221

Total revenue	49,213,363	61,958,391	16,352,655	19,093,113
Cost of revenue	48,909,838	56,385,409	16,329,953	17,978,564

Gross profit	303,525	5,572,982	22,702	1,114,549
General and administrative expenses	3,128,390	3,464,346	1,037,471	1,155,825

Income (loss) from operations	(2,824,865)	2,108,636	(1,014,769)	(41,276)

Other income (expense):
Interest income	135,834	284,252	31,136	100,461
Interest expense	(81,983)	(109,596)	(27,094)	(28,638)
Other income	74,873	228,200	61,431	87,550

	128,724	402,856	65,473	159,373

Income (loss) before income taxes	(2,696,141)	2,511,492	(949,296)	118,097
Income tax benefit (expense)	970,611	(957,639)	341,747	(60,349)

Net income (loss)	$(1,725,530)	$1,553,853	$(607,549)	$57,748

Basic net income (loss) per common share	$(0.45)	$0.41	$(0.16)	$0.02

Diluted net income (loss) per common share	$(0.45)	$0.41	$(0.16)	$0.02

Basic weighted average common shares outstanding	3,809,500	3,807,949	3,809,500	3,808,848

Diluted weighted average common shares outstanding	3,809,500	3,827,344	3,809,500	3,832,343

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2008	3,809,500	$3,810	$18,190,971	$11,024,358
Stock based compensation			143,836
Net loss for the nine months ended September 30, 2008				(1,725,530)

Balance at September 30, 2008	3,809,500	$3,810	$18,334,807	$9,298,828

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$47,959,943	$62,033,088
Cash paid to suppliers and employees	(49,478,620)	(55,820,354)
Taxes paid	(11,091)	(1,181,203)
Interest received	135,834	284,252
Interest paid	(81,983)	(109,596)

Net cash provided by (used in) operating activities	(1,475,917)	5,206,187

Cash flows from investing activities:
Purchase of property and equipment	(748,442)	(3,353,966)
Cash received from sale of equipment	111,726	206,554

Net cash used in investing activities	(636,716)	(3,147,412)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	22,000
Received from (paid to) due to affiliate	64,563	(63,951)
Proceeds from notes payable	990,676	2,956,120
Repayment of notes payable	(2,463,052)	(4,503,426)
Repayment of capital lease obligations	(4,634)	(245,746)

Net cash used in financing activities	(1,412,447)	(1,835,003)

Net increase (decrease) in cash and cash equivalents	(3,525,080)	223,772
Cash and cash equivalents at beginning of period	9,157,868	8,369,875

Cash and cash equivalents at end of period	$5,632,788	$8,593,647

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(1,725,530)	$1,553,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,529,821	3,230,759
Loss (gain) on sale of equipment	126,099	(48,214)
Deferred taxes, net	(30,345)	(57,149)
Stock-based compensation expense	143,836	307,361
Provision for doubtful accounts	130,332	39,915
Changes in operating assets and liabilities:
Accounts receivable	(1,454,391)	(105,289)
Prepaid expenses	250,524	174,618
Inventory	(535,373)	(15,811)
Refundable deposits	31,772	1,285,133
Accounts payable	(550,218)	(719,401)
Accrued liabilities	(441,087)	(273,173)
Income taxes, net	(951,357)	(166,415)

Net cash provided by (used in) operating activities	$(1,475,917)	$5,206,187

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Corporation (“Parent”)) (“we,” “us,” “our” or “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2007 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2008, and the results of our operations and cash flows for the periods presented. The December 31, 2007 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
     Revenue Recognition:
          We recognize revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance. At the time of delivery, the following have occurred:
•	The contract has been evidenced by the customers signature on the delivery ticket;

•	A price per unit has been determined; and

•	Collectibility has been reasonably assured either by credit authorization of the customer or by COD terms.
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
     Recent Accounting Pronouncements:
          With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2008, that are of significance, or potential significance, to us.
          In March 2008, the Financial Accounting Standards Board issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial statements.
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

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
          In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its financial position and results of operations.
          In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position and results of operations.
2. Stock-Based Compensation:
          The Company accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2008, the Company has the following stock-based compensation plan:
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
          As of September 30, 2008, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2008, 293,875 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
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
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the nine	Awards granted
	months ended	prior to
	September 30, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.5%	21.4% - 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$2.31	$2.40
          During the nine months ended September 30, 2008, options to purchase an aggregate of 20,000 shares of our common stock were granted to our four outside directors. The options granted to the four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.
          The following table summarizes the stock option activity during the first nine months of fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(7,000)	11.00		(13,650)

Outstanding September 30, 2008	379,125	$10.76	2.13	$967,716	$—

Exercisable September 30, 2008	305,708	$10.82	1.91	$726,545	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2008, for those awards that have an exercise price currently below the closing price as of September 30, 2008. Awards with an exercise price above the closing price as of September 30, 2008 are considered to have no intrinsic value.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	2.31
Vested	(91,458)	2.03
Forfeited	(4,500)	1.95

Nonvested stock options at September 30, 2008	73,417	$3.28

          During the nine months ended September 30, 2008 and 2007, the Company recognized compensation expense of $143,836 and $307,361, respectively, and a tax benefit of $30,345 and $57,148, respectively, related thereto. As of September 30, 2008, there was $138,740 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.25 years. The total fair value of options to purchase 91,458 and 95,126 shares of our common stock vested during the nine months ended September 30, 2008 and 2007 was $185,543 and $146,496, respectively. During the nine months ended September 30, 2008, options to purchase 7,000 shares of our common stock were forfeited, fair value per share of $1.95 at the date of grant, with a total fair value of $13,650.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2008 and 2007, the Company financed the purchase of property and equipment in the amounts of $1,380,450 and $1,635,333, respectively.
          During the nine months ended September 30, 2008 and 2007, the Company incurred $143,836 and $307,361, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	September 30,	December 31,
	2008	2007
5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$—	$4,138

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	—	4,858

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	—	11,408

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	456,682	479,043

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	318,194	333,652

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	—	51,346

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	266,745	278,601

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by a vehicle	—	13,398

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	—	127,087

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	—	66,455

7.50% notes payable, with combined monthly principal payments of $11,212 plus interest, due September 1, 2008, collateralized by equipment	—	89,697

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	—	32,946

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	—	16,086

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	430,857	560,114

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	914,112	1,188,346

	$2,386,590	$3,257,175

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	September 30,	December 31,
	2008	2007
Total from previous page	$2,386,590	$3,257,175

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	864,023	1,099,665

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,359,646	1,406,689

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	—	20,654

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	409,422	506,391

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	53,956	94,423

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,853,221	2,167,919

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	—	110,736

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	220,389	268,767

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	134,049	159,183

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	—	84,873

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	228,214	—

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	113,195	—

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	629,224	—

	$8,251,929	$9,176,475

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following:

	September 30,	December 31,
	2008	2007
Total from previous page	$8,251,929	$9,176,475

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	179,773	—

6.8% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	656,015	—

Line of credit, variable interest rate was 5.25% at September 30, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	660,844	664,012

	9,748,561	9,840,487
Less: current portion	(3,247,891)	(2,019,192)

	$6,500,670	$7,821,295

          Following are maturities of long-term debt as of September 30, 2008 for each of the following years:

2009	$3,247,891
2010	2,212,569
2011	1,854,268
2012	934,219
2013	457,996
Subsequent to 2013	1,041,618

$9,748,561

5. Line of Credit:
          As of September 30, 2008, the Company had a $5,000,000 line of credit loan agreement, with an interest rate at Chase Manhattan Bank’s prime, plus .25%. The interest rate as of September 30, 2008 was 5.25%. The balance outstanding on the line of credit as of September 30, 2008 was $660,844 and is reported in Note 4-Notes Payable of these notes to condensed financial statements. The loan agreement allows interest only payments until December 31, 2008. If the agreement is not renewed by December 31, 2008 and a balance is outstanding, then the line of credit converts into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s and our Parent’s assets. Under the terms of the loan agreement, the Company and/or its Parent are required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth as well as a minimum cash flow to debt ratio. The Parent is also required to maintain a certain level of earnings before interest, tax, depreciation and amortization (EBITDA). The Company is also required to maintain a certain level of cash flow to current portion of long-term debt. As of September 30, 2008, the Company and its Parent were in compliance with these covenants.
          In addition to the line of credit loan agreement, the Company has also established a capital expenditure commitment in the amount of $15,000,000. The purpose of this commitment is to fund certain acquisitions of capital equipment that the Company may need to improve capacity or productivity. As of September 30, 2008, the Company had approximately $6,700,000 of availability under the commitment.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          During the nine months ended September 30, 2008, the Company extended three material purchase agreements and entered into one new material purchase agreement with various expirations through April 5, 2015. Minimum future payments under the non-cancelable material purchase agreements entered into during the nine months ended September 30, 2008 for each of the following years are:

2009	$783,275
2010	1,134,375
2011	1,546,875
2012	1,650,000
2013	1,650,000
After 2013	2,612,500

$9,377,025

          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The total amount of Kitchell Contractors, Inc.’s claim including costs, overhead, profit, interest, attorney and expert fees total approximately $400,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at September 30, 2008 related to this matter.
7. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding	3,809,500	3,807,949	3,809,500	3,808,848
Dilutive effect of:
Stock options and warrants	—	19,395	—	23,495

Weighted average common shares outstanding assuming dilution	3,809,500	3,827,344	3,809,500	3,832,343

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the nine months and three months ended September 30, 2008, the Company had outstanding options to purchase 218,875 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the nine months and three months ended September 30, 2007 was computed based on the weighted average number of shares of common stock outstanding during the period. For the nine months and three months ended September 30, 2007, the Company had outstanding options to purchase 225,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the nine months and three months ended September 30, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
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

          The effective income tax rate of approximately 36% for the nine months ended September 30, 2008 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options. The effective income tax rate of approximately 38% for the nine months ended September 30, 2007 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
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
          We concentrate on serving the ready-mix concrete needs of the Las Vegas, Nevada and the Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northwest of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles west of Las Vegas, we supply rock and sand for our Las Vegas area ready-mix plants. The coarse aggregate and sand produced at the Moapa Quarry and the Lee Canyon Pit supply substantially all of the rock and sand needs for our Nevada operations. In the Phoenix metropolitan area, all of our ready-mix plants are currently supplied rock and sand from third parties.

Overview
          Demand for our product, ready-mix concrete, depends entirely on the amount and location of construction activity. Ready-mix concrete is used in every sector of the construction industry, but since our product is perishable, the ability to compete for the supply of concrete to any given construction project is greatly dependent upon the haul distance to the jobsite from the closest concrete batch plant. The locations of our batch plants best position us to serve residential (single and multi-family housing) and residential-related commercial construction (shopping facilities, schools, churches, etc.). The Company’s residential-related market orientation has been the primary contributor to our recent poor financial performance. What seemed to start as a slowdown in the housing sector has now erupted into a full-blown global financial crisis. Since the beginning of the housing decline, the ready-mix concrete industry has benefited from the extraordinarily strong and enduring non-residential construction sector. But, it now appears possible that scarce credit may exacerbate the normal cyclical downturn as non-residential construction lags residential construction. Residential-related construction has historically represented 45% to 50% of our ready-mix concrete sales. For the nine months ended September 30, 2008, year-to-date new home permits in our market were down 57% compared to last year. This follows on the heels of a 30.3% drop in new home permits during 2007 compared to 2006. When comparing our operating results of the third quarter of 2008 with the same period last year, units of ready-mix concrete sold in cubic yards decreased 8.9%, revenue decreased 14.4%, gross profit decreased 98.0% and net income dropped 1,152%. The results were equally disappointing when comparing 2008 year-to-date performance compared to the first nine months of 2007 when units sold decreased 15.4%, revenue decreased 20.6%, gross profit decreased 94.6% and net income decreased 211%.
          During the third quarter of 2008, we took several steps to reduce costs and preserve cash. Actions taken included, but were not limited to: 1) not filling the vacancy created by the promotion of Robert DeRuiter from Vice President to President upon Robert Morris’ retirement, 2) reducing administrative personnel, 3) implementing a fuel surcharge and 4) mandating a reduction in operational overtime. Subsequent to the third quarter ended September 30, 2008, we imposed a 5% reduction in pay for all salaried employees. We continue to analyze our operations for other opportunities to further reduce costs and preserve cash.
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
          We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debts at September 30, 2008 and December 31, 2007 amounted to $509,967 and $379,635, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The increase in the provision for bad debt for the nine months ended September 30, 2008 represented an increase in the specific account balances identified as potentially uncollectible during the nine months ended September 30, 2008. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2008, the Company had total deferred tax assets of $.4 million with no valuation allowance and total deferred tax liabilities of $1.3 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
          Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 — Stock-Based Compensation in the accompanying Notes to the Condensed Financial Statements for a further discussion on stock-based compensation.
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
          In June 2008, the FASB ratified EITF Issue No. 08-3, “Accounting for Lessees for Maintenance Deposits Under Lease Arrangements” (“EITF 08-3”). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
          In September 2008, the FASB issued FSP 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1 and FIN 45-4”). FSP 133-1 and FIN 45-4 amends and enhances disclosure requirements for sellers of credit derivatives and financial guarantees. It also clarifies that the disclosure requirements of SFAS No. 161 are effective for quarterly periods beginning after November 15, 2008, and fiscal years that include those periods. FSP 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The implementation of this standard will not have a material impact on our financial position and results of operations.
          In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is currently assessing the impact of EITF 08-5 on its financial position and results of operations.
          In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position and results of operations.

Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Nine months ended				Three months ended
	September 30,				September 30,
	2008		2007		2008		2007
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue	$48,684	98.9%	$60,520	97.7%	$16,088	98.4%	$18,706	98.0%
Related party revenue	529	1.1%	1,438	2.3%	265	1.6%	387	2.0%

Total revenue	49,213	100.0%	61,958	100.0%	16,353	100.0%	19,093	100.0%

Gross profit	304	0.6%	5,573	9.0%	23	0.1%	1,115	5.8%
General and administrative expenses	3,128	6.4%	3,464	5.6%	1,037	6.3%	1,156	6.0%

Income (loss) from operations	(2,825)	-5.7%	2,109	3.4%	(1,015)	-6.2%	(41)	-0.2%
Interest income	136	0.3%	284	0.5%	31	0.2%	100	0.5%
Interest expense	(82)	-0.2%	(110)	-0.2%	(27)	-0.2%	(29)	-0.2%
Income tax benefit (expense)	971	2.0%	(958)	-1.5%	342	2.1%	(60)	-0.3%

Net income (loss)	$(1,726)	-3.5%	$1,554	2.5%	$(608)	-3.7%	$58	0.3%

Depreciation and amortization	$3,530	7.2%	$3,231	5.2%	$1,191	7.3%	$1,125	5.9%

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
          Revenue. Revenue decreased 20.6% to $49.2 million for the nine months ended September 30, 2008, which we refer to as “interim 2008,” from $62.0 million for the nine months ended September 30, 2007, which we refer to as “interim 2007.” The decreased revenue resulted primarily from a 15.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 5.9% decrease in the average unit sales price. The decreased volume in interim 2008 was due to the decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready mix concrete has decreased and the average number of ready mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We provide ready-mix concrete to related parties. Revenue from related parties for interim 2008 was $.5 million, representing 1.1% of total revenue compared to $1.4 million of total revenue in interim 2007. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready mix providers in our market.
          Gross Profit. Gross profit decreased to $.3 million in interim 2008 from $5.6 million in interim 2007 and the gross profit margin decreased to .6% from 9.0% in the respective periods. The decrease in the gross profit margin during interim 2008 when compared to interim 2007 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level. We believe that the capacity expansion completed in 2007 and interim 2008 have positioned us to reap the benefits of our market expansion when demand in our market returns.
          Depreciation and Amortization. Depreciation and amortization expense increased $.3 million, or 9.3%, to $3.5 million for interim 2008 from $3.2 million in interim 2007. This increase resulted from the additional plant and equipment we placed in service in interim 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $3.1 million for interim 2008 from $3.5 million for interim 2007. The decrease resulted primarily from a $.4 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, offset by an increase in bad debt expense of $.1 million and an increase in legal expense in the amount of $.1 million associated with the Kitchell Contractors, Inc. of Arizona litigation as discussed in Part II — Other Information Item 1 Legal Proceedings.
          Interest Income and Expense. Interest income decreased to $.1 million for interim 2008 from $.3 million for interim 2007. The decrease in interest income was primarily due to the declining interest rate earned and the decrease in the amount of our invested cash reserves. Interest expense decreased in interim 2008 to $.08 million compared to $.1 million for interim 2007. The decrease in interest expense was related to the reduction of debt associated with our office building purchased in June 2006. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2008 was $.5 million compared to $.6 million for interim 2007.
          Income Taxes. The decrease in the income tax provision for interim 2008 to an income tax benefit of $1.0 million compared to an income tax provision of $1.0 million for interim 2007 was due to a decrease in pre-tax income in interim 2008 when compared to interim 2007. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Income (loss). The net loss was ($1.7) million for interim 2008 as compared to net income of $1.6 million for interim 2007. The decrease in net income resulted from a decrease in our sales of cubic yards of concrete and the decrease in the average unit sales price as discussed above.
Three months ended September 30, 2008 compared to three months ended September 30, 2007
          Revenue. Revenue decreased 14.4% to $16.4 million for the three months ended September 30, 2008, which we refer to as “3rd quarter 2008,” from $19.1 million for the three months ended September 30, 2007, which we refer to as “3rd quarter 2007.” The decreased revenue resulted primarily from a 8.9% decrease in the sale of cubic yards of concrete, which we refer to as “units,” compounded by a 6.5% decrease in the average unit sales price. The decreased average unit sales price reflects the continued decline in the overall demand for ready mix concrete and increased competition due to the number of providers of ready mix concrete remaining relatively consistent. The decreased volume in 3rd quarter 2008 was primarily due to the decline in the housing sector as mentioned above and the general slowdown in the overall construction sector within our market. Revenue from related parties for 3rd quarter 2008 was $.3 million, representing 1.6% of total revenue in the 3rd quarter 2008 compared to $.4 million representing 2.0% of total revenue in the 3rd quarter 2007. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on this criteria, future sales to our related party could increase or decrease in any given quarter, but are not anticipated to be material.
          Gross Profit. Gross profit decreased to $.02 million in the 3rd quarter 2008 from $1.1 million in the 3rd quarter 2007 and the gross profit margin decreased to .1% from 5.8% in the respective periods. The decrease in the gross profit margin during the 3rd quarter 2008 was primarily due to reduced sales volume, reduced average selling price and higher fixed costs associated with the increased capacity completed during 2007 and interim 2008. The fixed costs will continue to adversely impact our gross profit and margin until our volume increases.
          Depreciation and Amortization. Depreciation and amortization expense increased $.1 million, or 5.8%, to $1.2 million for the 3rd quarter 2008 from $1.1 million in the 3rd quarter 2007. This increase resulted from the additional plant and equipment we placed into service in interim 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $1.0 million for the 3rd quarter 2008 from $1.2 million for the 3rd quarter 2007. The decrease resulted primarily from a $.1 million decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits and a decrease of $.1 million in public company expense, offset by an increase in bad debt expense of $.1 million.
          Interest Income and Expense. Interest income decreased to $.03 million for 3rd quarter 2008 from $.1 million for 3rd quarter 2007. The decrease in interest income was primarily due to the declining rate of return earned and the decrease in the amount of our invested cash reserves. Interest expense remained relatively flat at $.03 million when comparing 3rd quarter 2008 to 3rd quarter 2007. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during 3rd quarter 2008 was $.16 million compared to $.19 million for 3rd quarter 2007.
          Income Taxes. The decrease in the income tax provision for 3rd quarter 2008 to an income tax benefit of $.3 million, compared to an income tax provision of $.1 million for 3rd quarter 2007 was due to a decrease in pre-tax income in 3rd quarter 2008 when compared to 3rd quarter 2007. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net income (loss). Net loss was $.6 million for 3rd quarter 2008 as compared to a net income of $.1 million for 3rd quarter 2007. The decrease in net income to a net loss resulted from a decrease in the sale of cubic yards of concrete and the average selling price per cubic yard of concrete as discussed above.
Liquidity and Capital Resources
          Our primary need for capital in the past has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, to purchase support equipment at each location, to secure and equip aggregate sources to ensure a long-term source and quality of the aggregate products used to produce our concrete and to provide working capital to support our operations. As we expand our business, we will continue to utilize the availability of capital offered by financial institutions, in turn increasing our total debt and debt service obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., who we refer to as “WFE.” We believe our working capital, including our cash reserves and our historical sources of capital will be satisfactory to meet our needs for at least one year from the date of this Quarterly Report on Form 10-Q.
          We have a credit facility with WFE which provides a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment. As of September 30, 2008, we had approximately $4.3 million available on our revolving credit facility and we also had approximately $6.7 million available on the capital expenditure commitment. The WFE revolving credit facility is collateralized by all of our assets as well as all of the assets of our Parent. Listed below are the covenants which are required to be maintained by the Company and our Parent as of September 30, 2008 and December 31, 2007:
          Meadow Valley:

	September 30, 2008		December 31, 2007
	Minimum /		Minimum /
(amounts in thousands)	Maximum	Actual	Maximum	Actual
Minimum Net Worth (1)	21,156	39,700	21,156	34,527
Maximum Leverage (2)	n/a	n/a	3.0 to 1.0	1.58 to 1.0
Maximun Funded Debt to EBITDA (3)	3.0 to 1.0	.92 to 1.0	3.0 to 1.0	1.19 to 1.0
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.58 to 1.0
          Ready Mix, Inc.:

	September 30, 2008		December 31, 2007
	Minimum	Actual	Minimum	Actual
Minimum CF/CPLTD (4)	n/a	n/a	1.25 to 1.0	2.84 to 1.0

(1)	Minimum Net Worth is defined as the sum of common stock, additional paid in capital, retained earnings minus goodwill and other intangible assets, all determined in accordance with United States Generally Accepted Accounting Principles. Base net worth of $14,000,000 as of September 15, 2005 plus 75% of net profit for every fiscal year thereafter, beginning December 31, 2005. Measured quarterly.

(2)	Leverage is defined as total liabilities to Net Worth. Measured at fiscal year end.

(3)	Funded Debt to EBITDA is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less interest income, dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(4)	Minimum CF to CPLTD is defined as cash flow (the sum of net profit, depreciation and amortization, less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion) divided by the current portion of long term debt. Measured at fiscal year end.

n/a	Not required to be calculated at the interim period.

          During July 2008, we completed the expansion of our operations by adding one additional ready-mix production plant, including related production plant equipment and site improvements, with an aggregate cost of approximately $.75 million, the majority of which we financed through the capital expenditure commitment of our WFE credit facility. The new plant will expand our service area and allow us to better utilize our existing equipment.
          As a result of the expansion efforts over the past two and a half years, we have entered into additional debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We do not expect this trend to continue, but cannot assure that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations, however we do anticipate that our cash reserves and our revolving credit facility are sufficient to meet our needs over the next twelve months.
          The following table sets forth for the nine months ended September 30, 2008 and 2007, certain items from the condensed statements of cash flows.

	Nine months ended
	September 30,
	2008	2007
(dollars in thousands)	(Unaudited)
Cash flows provided by (used in) operating activities	$(1,476)	$5,206
Cash flows used in investing activities	(637)	(3,147)
Cash flows used in financing activities	(1,412)	(1,835)
          Cash used in operating activities during interim 2008 of $1.5 million represents a $6.7 million decrease from the amount provided by operating activities during interim 2007. The decrease was primarily due to the net loss of $1.7 million incurred in interim 2008 compared to net income of $1.6 million in interim 2007. The decrease was also the result of an increase in accounts receivable as a result of the additional time required to collect our outstanding receivables. The average days sales were outstanding as of September 30, 2008 were approximately 52 days compared to approximately 41 days as of September 30, 2007.
          Cash used in investing activities during interim 2008 of $.6 million represents a $2.5 million decrease from the amount used in investing activities during interim 2007. Investing activities during interim 2008 were due to capital expenditures of $.7 million, partially offset by proceeds from the disposal of equipment in the amount of $.1 million. Investing activities during interim 2007 were due to capital expenditures of $3.4 million, partially offset by proceeds from the disposal of equipment in the amount of $.2 million.
          Cash used in financing activities during interim 2008 of $1.4 million represents a $.4 million decrease from the amount used in financing activities during interim 2007. Financing activities during interim 2008 included the receipt of proceeds from notes payable in the amount of $1.0 million and proceeds from Meadow Valley of $.1 million, offset by the repayment of notes payable and capital leases of $2.5 million. Financing activities during interim 2007 included the receipt of proceeds from notes payable in the amount of $3.0 million, offset by the repayment to Meadow Valley of $.1 million and the repayment of notes payable and capital leases of $4.7 million.

Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at September 30, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Contractual Obligations
Long-term debt obligations	$9,749	$3,248	$4,067	$1,392	$1,042
Interest payments on long-term debt (1)	1,643	654	624	230	135
Operating lease obligations	4,914	2,290	2,596	28	—
Purchase obligations	30,363	4,313	8,090	8,040	9,920
Other long term liabilities (2)	66	66	—	—	—

Total contractual obligations	$46,735	$10,571	$15,377	$9,690	$11,097

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.25% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 4—Notes payable in the accompanying condensed financial statements.

(2)	Other long-term liabilities include an administrative services agreement with Meadow Valley in the amount of $22,000 per month expiring December 31, 2008.
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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at September 30, 2008. Assuming a 100 basis point increase in the prime interest rate at September 30, 2008, the potential increase in the fair value of our debt obligations would have been approximately $.01 million at September 30, 2008. See Note 4—Notes payable in the accompanying September 30, 2008 condensed financial statements.

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
(b) Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The total amount of Kitchell Contractors, Inc.’s claim including costs, overhead, profit, interest, attorney and expert fees total approximately $400,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at September 30, 2008 related to this matter.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 during the nine months ended September 30, 2008.
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

By	/s/ Bradley E. Larson

Bradley E. Larson
Chief Executive Officer
November 11, 2008

By	/s/ Clint Tryon

Clint Tryon
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)
November 11, 2008