Form 10-K
period 2008-12-31
Ready Mix, Inc.
filed 2009-02-25
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0830443 (I.R.S. Employer Identification No.)

4602 East Thomas Road, Phoenix, AZ (Address of principal executive offices)	85018 (Zip Code)
Registrant’s telephone number, including area code: (602) 957-2722
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	NYSE Alternext US
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $5,763,226. The aggregate market value was computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.
Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
On February 25, 2009, there were 3,809,500 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

READY MIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
PART I
Item 1. Business
General
          Ready Mix, Inc. (“Company,” “Ready Mix,” “RMI,” “we,” “us” and “our”), is based in Phoenix, Arizona, and is engaged in the construction industry as a supplier of construction materials. We provide ready mix concrete, sand and gravel products to a variety of customers, including but not limited to, contractors, subcontractors, individuals and owners of both private and public construction projects. We have operations in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Our operations consist of six permanent ready mix concrete batch plants and two portable facilities, two sand and gravel crushing and screening facilities and a fleet of approximately 180 ready mix concrete trucks and other assorted support vehicles for transporting cement powder, fly ash, sand and gravel, as well as maintenance and service vehicles. From our two aggregate production facilities located in the vicinity of Las Vegas, Nevada, we expect to supply approximately 95% of the total sand and gravel that are part of the raw materials for the ready mix concrete that we manufacture and deliver. Our ready mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom we purchase our sand and gravel. In most instances, these third-party batch plant site leases also include long-term sand and gravel purchase obligations which serve to assure a supply of key raw materials and to provide advantageous geographic locations in proximity to areas of concentrated construction activity. Cement is the most expensive and important raw material used in the production of ready mix concrete. We purchase our cement from a variety of suppliers with whom we share strong relationships and we may, on occasion, obtain firm supply agreements from cement suppliers. Since 1997, our operations have consisted principally of formulating, preparing and delivering ready mix concrete to the job sites of our customers. We also provide services to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs configured to meet our customers’ needs.
          We produce rock and sand for our Las Vegas area ready mix plants from two separate production facilities. One quarry, located approximately 50 miles northeast of Las Vegas in Moapa, Nevada, has historically produced all of our sand requirements and approximately 60% of the coarse aggregate requirements of our Nevada concrete batch plants. During 2008, our second aggregate production facility located approximately 15 miles north of Las Vegas began to share in the production and supply of sand and gravel needs for our Las Vegas plants. In the Phoenix metropolitan area, all four of our existing ready mix concrete plants are currently supplied rock and sand from third parties. We lease mining rights on a property in the southeast metropolitan Phoenix area. We have not, and most likely will not, mine this property prior to the expiration of the mining rights lease agreement.
          Prior to the completion of our public offering in August of 2005, we had been funded, owned and controlled by Meadow Valley Corporation (“Meadow Valley”). On February 2, 2009, Meadow Valley affected a dividend of its ownership transferred interest in Ready Mix, Inc. to Meadow Valley’s parent entity, to Meadow Valley Parent Corp. (“Parent”). As a result, Parent now owns 69.4% of our common stock. We continue to share some common executive management and administrative support functions. As a provider of construction services in the heavy construction sector, Meadow Valley, on occasion, purchases our products for its construction projects. Purchases for the years ended December 31, 2008, 2007 and 2006 represented .9%, 2.3% and .5% of revenue and amounted to $.55 million, $1.74 million and $.44 million, respectively with Meadow Valley. Our business has not been dependent upon Meadow Valley, but as we continue to expand our capacity in terms of units of production and delivery capabilities, sales to Meadow Valley may increase.
          For the years ended December 31, 2008, 2007 and 2006, our revenue was $60.7 million, $77.4 million and $83.6 million, respectively. Our revenue mix is comprised of the following:

	December 31*,
	2008	2007	2006
Commercial and industrial construction	33%	31%	27%
Residential construction	41%	53%	53%
Street and highway construction and paving	12%	8%	7%
Other public works and infrastructure construction	14%	8%	13%

	100%	100%	100%

*	Percentages are approximate.
Business Strategy
          Current economic conditions have made it imperative that we focus our planning and operating strategies on the near-term in order to effectively navigate through the next few quarters during which we expect continued diminished business opportunities and decreased demand for our product. For the foreseeable future, our primary objectives are:
•	closely monitor the demand at each of our existing eight batch plant facilities and two aggregate production facilities and evaluate the cost-effectiveness and timing of their operating hours;

•	manage our fixed asset base to minimize ongoing fixed costs while maintaining sufficient capacity to meet the demands of our customers and remain adequately prepared for an expected rebound in our market conditions;

•	improve the oversight of our customer accounts and credit practices;

•	seek to obtain cost savings through minimizing overtime, seeking optimum pricing of raw materials purchased from third parties, re-negotiating minimum royalty levels at certain leased properties, maintaining staff count at appropriate levels, eliminating or reducing costs in numerous areas of our operations;

•	improve our competitiveness in certain market segments — particularly the public infrastructure segment; and

•	increase market intelligence and awareness to be sensitive to potential opportunities that may result from the strengths or weaknesses of competitors in our market, including attractive divestiture or acquisition opportunities.
          We intend to continue to manage our operations on a relatively decentralized basis to allow the local management within our state markets to focus on their existing customer relationships and local strategy. Our executive management team is responsible for executing our company-wide strategy and overseeing operational improvements.
Market Overview
          Ready mix concrete is a versatile material that the construction industry uses in substantially all of its projects, therefore, demand for ready mix concrete tends to track the total value of construction put in place. According to data contained in the “2009 U.S. Markets Construction Overview” published by FMI Corporation (“FMI”), total construction put in place in the U.S. in 2008 (in current dollars) was valued at $1.06 trillion, a 7% decline from 2007. This decrease in the dollar value of total construction put in place resulted primarily from continuing sharp declines in the residential construction sector which decreased 21% in 2008. The non-residential building construction sector finally seems to have succumbed to the overall weakness of the economy and slowed to an increase of 4% in 2008, compared to increases in 2006 and 2007 of 13% and 18%, respectively. In the Mountain Region (AZ, NV, UT, NM, CO, WY, MT, ID), construction spending data contained in the same FMI publication was very similar to the national trends as total construction put in place for the Mountain Region declined 8%, the residential sector dropped 22% and the non-residential building sector slowed to a 2% increase. FMI’s forecast for 2009 predicts a 6% decrease in total construction put in place in the Mountain Region with the residential sector decreasing by 7% and all other construction decreasing by 5%.
          The residential sector of the construction market has historically been a key contributor to our business due primarily to the location of our concrete batch plants. Housing start data in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas is traditionally accessible and reliable in tracking the direction and magnitude of residential construction activity and, thus, how much our business may be affected by that activity. Housing permits issued in our market declined 59% in 2008 from 2007. This represents the third consecutive year of double digit declines. Based on the number of foreclosures and the inventory level of existing homes for sale, it is evident that residential construction will not likely add significantly to our business opportunities in 2009. With credit concerns exacerbating the problem, predicting the depth and duration of this housing cycle remains tricky for even the most experienced industry forecasters. However, it appears that the consensus of opinion is that the residential sector in our market will likely remain slow for at least the next 12 to 24 months. Until recently, non-residential construction activity remained strong and helped prevent even more severe declines in demand for our products. The non-residential construction sector normally lags housing by 18 to 24 months. The downturn in non-residential construction has now started and will likely show signs of weakness throughout 2009. With the passage of the federal economic stimulus package the construction industry may benefit from the program as a sizeable portion is designed to be spent in public infrastructure projects — the type of construction that uses much of our product.
          We remain optimistic about the long-term prospects of our market. Population and job growth have slowed recently with the overall decline in the economies of the nation and the world. However, when we exit the current recession, most forecasts predict that the pace of the population and job growth in Arizona and Nevada will resume.
Products and Services
Ready mix Concrete
          Dry batched concrete is mixed in the mixer truck en route to the job site, whereas wet batched concrete is mixed at the plant and then delivered to the job site. We produce dry batched ready mix concrete products which require us to proportion the dry components, add water when the components are in the ready mix truck and then deliver the product in an unhardened state, which we refer to as a plastic state, for placement into designed forms at the job site. Selecting the optimum mix for a job entails determining not only the ingredients that will produce the desired strength, durability, permeability, appearance and other properties of the concrete after it has hardened and cured, but also the ingredients necessary to achieve a workable consistency under the weather and other conditions at the job site.

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
          From a contractor’s perspective, the in-place cost of concrete includes both the amount paid to the ready mix concrete manufacturer and the costs associated with the labor and equipment the contractor provides. A contractor’s unit cost of concrete is often only a small component of the total in-place cost that takes into account all the labor and equipment costs required to place and finish the ready mix concrete, including the cost of additional labor and time lost due to substandard products or delivery delays. By carefully designing proper mixes and using recent advances in concrete technology, we assist our customers in reducing the amount of reinforcing steel and labor required in various applications.
          We provide a variety of services in connection with our sale of ready mix concrete which can help reduce our customers’ in-place cost of concrete. These services include:
•	production of new formulations and alternative product recommendations that reduce labor and materials costs;

•	quality control, through automated production and testing, that provides more consistent results and minimizes the need to correct completed work; and

•	scheduling and tracking systems that allow timely delivery and reduce the downtime incurred by the customer’s finishing crew.
          We produce ready mix concrete by combining the desired type of cement, sand, gravel and crushed stone with water and typically one or more admixtures. These admixtures, such as chemicals, minerals and fibers, determine the usefulness of the product for particular applications. We use a variety of chemical admixtures to achieve one or more of five basic purposes:
•	increase resistance to deterioration in extreme weather conditions;

•	retard the hardening process to make concrete more workable in hot weather;

•	strengthen concrete by reducing its water content;

•	accelerate the hardening process and reduce the time required for curing; and

•	facilitate the placement of concrete having low water content.
          We use various mineral admixtures as supplementary cementing materials to alter the permeability, strength and other properties of concrete. These materials include fly ash, ground granulated blast-furnace slag and silica fume. We may also use fibers, such as steel, glass, synthetic and carbon filaments, as an additive in various formulations of concrete. Fibers help to control shrinkage and cracking, thus reducing permeability and improving abrasion resistance. In many applications, fibers replace welded steel wire and reinforcing bars. Relative to the other components of ready mix concrete, these additives generate comparatively high margins.
Operations
          We have made substantial capital investments in equipment, systems and personnel at our concrete plants to facilitate continuous multi-customer deliveries of a highly perishable product.
          Our ready mix concrete plants consist of six permanent installations and two portable facilities. Several factors govern the choice of plant type, including:
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
          We produce ready mix concrete in batches. The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a stationary mixer from which the operator loads the already mixed concrete into the mixer truck, which then promptly leaves for the job site.
          Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of ten cubic yards, or approximately 20 tons, and a useful life of approximately 10 to 12 years; although for accounting purposes we depreciate them over 10 years based on the southwest desert environment of extreme heat, in which the mixer trucks operate. In addition to normal maintenance, after five to seven years, some components of the mixer trucks require refurbishment. New mixer trucks currently cost approximately $150,000 to $165,000. We currently operate a fleet of approximately 180 owned and leased mixer trucks.
          In our manufacture and delivery of ready mix concrete, we emphasize quality control, pre-job planning, customer service and coordination of supplies and delivery. A typical order contains various specifications that the contractor requires the concrete to meet. After receiving the specifications for a particular job, we formulate a variety of mixtures of cement, aggregates, water and admixtures which will meet or exceed the contractor’s specifications. We perform testing to determine which mix design is most appropriate to meet the required specifications. The test results enable us to select the mixture that has the lowest cost and meets or exceeds the job specifications. We also maintain a project file that details the mixture to be used when the concrete for the job is actually prepared. For quality control purposes, we maintain batch samples of concrete from selected job sites.
          We prepare bids for particular jobs based on the size of the job, location, desired profit margin, cost of raw materials and the design mixture identified in our testing process or project specifications. If the job is large enough, we will obtain quotes from our suppliers as to the cost of raw materials we will use in preparing the bid. Once we obtain a quotation from our suppliers, the price of the raw materials for the specified job is established. Several months may elapse from the time a contractor has accepted our bid until actual delivery of the ready mix concrete begins. During this time, we maintain regular communication with the contractor concerning the status of the job and any changes in the job’s specifications in order to coordinate the multi-sourced purchases of cement and other materials we will need to fill the job order and meet the contractor’s delivery requirements. We must confirm that our customers are ready to take delivery of manufactured product throughout the placement process.
          On any given day, a particular plant may have production orders for many customers at various locations throughout its area of operation. To fill an order:
•	the dispatch office coordinates the timing and delivery of the concrete to the job site;

•	an operator supervises and coordinates the receipt of the necessary raw materials;

•	a batch operator prepares the specified mixture from the order and oversees the loading of the mixer truck with dry ingredients and water; and

•	the driver of the mixer truck delivers the load to the job site, discharges the load and, after washing the truck, departs at the direction of the dispatch office.

          We track the status of each mixer truck as to whether a particular truck is:
•	loading concrete;

•	en route to a particular job site;

•	on the job site;

•	unloading on the jobsite;

•	washing out on jobsite; or

•	en route to a particular plant.
          We are continuously updated by the individual mixer truck operators as to their status. In this manner, we are able to determine the optimal routing and timing of subsequent deliveries by each mixer truck and to monitor the performance of each driver. We also are implementing a GPS and onboard sensor system which allows us to track the location and status of each truck.
          A plant manager oversees the operation of each plant. Our employees also include:
•	maintenance personnel who perform routine maintenance work throughout our plants;

•	drivers who transport raw materials from the mine or terminal to the plant;

•	mechanics who perform substantially all the maintenance and repair work on our vehicles;

•	quality control staff who prepare mixtures for particular job specifications;

•	various clerical personnel who are responsible for our day-to-day operations; and

•	sales personnel who are responsible for identifying potential customers and maintaining existing customer relationships.
          We generally operate on a single shift although we have the capability of conducting 24 hour a day operations during times of heavy demand.
Cement and Raw Materials
          We obtain most of the materials necessary to manufacture ready mix concrete at each of our facilities on a daily basis. These raw materials include cement, which is a manufactured product, stone, gravel and sand. Each plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for at least one day. Cement represents the single most expensive raw material used in manufacturing a cubic yard of ready mix concrete. In each of our markets, we purchase cement from any one of several suppliers and do not have any written supply agreements with any cement supplier. However, the symbiotic relationship between ourselves and the cement suppliers provides us with some assurance that we will be able to obtain the cement to produce ready mix concrete to meet our customers’ demands.
          We lease, on a royalty basis, and operate two sand and gravel production facilities in the Las Vegas, Nevada vicinity, which provide the majority of the rock and sand used in our Las Vegas area concrete plants. These aggregate leases have remaining durations ranging from one to ten years. Each lease provides certain rights to extend the lease under certain conditions. At our Arizona locations, our supply contracts for sand and gravel have remaining terms ranging from approximately one to eight years. Since we do not self-produce rock and sand used in our ready mix concrete at our Arizona locations, we have entered into lease agreements with third party sand and gravel producers to establish our ready mix plants on their properties in exchange for our agreeing to purchase their rock and sand as a raw material for our concrete. These leases are long-term in nature, from five to ten years, and generally have renewal options for additional terms. The obligations to purchase the rock and sand from these lessors may contain provisions to pay minimum monthly amounts regardless of our consumption levels, but in some cases, do allow for past payments to apply toward future use. These types of leases reduce the amount of capital equipment we would otherwise need to perform our own crushing and screening and also eliminate the need to own or lease our own mining properties. The leases also specify parameters for the quality of the rock and sand to be supplied by the lessors. These leases are important to us as they are the basis upon which we obtain rock and sand used to produce ready mix concrete at these plant locations.

Customers
          We target concrete subcontractors, prime contractors, homebuilders and commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top ten customers represented approximately 49% of our revenue. The discontinuance of service to any of these customers or a general economic downturn could have, and in the latter case has had, a material adverse effect on our business, financial condition and results of operations.
          We rely heavily on repeat customers. We estimate that repeat customer revenue for the years ended December 31, 2008, 2007 and 2006 accounted for approximately 97% to 99% of our revenue. Management and dedicated sales personnel at each of our locations have been responsible for developing and maintaining successful long-term relationships with key customers. We believe that by operating in more markets and locations, we will be in a better position to market to and service larger regional contractors.
Competition
          The ready mix concrete industry is highly competitive. Our ability to compete in our market depends largely on the proximity of our customers’ job sites to our ready mix concrete plant locations, our plant operating costs and the prevailing ready mix concrete prices in each market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service as well as price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies.
          Our primary direct competitors in Nevada include Cemex, Nevada Ready Mix, Silver State Materials, Sierra Ready Mix and Service Rock Products. In Arizona, we primarily compete against Cemex, Arizona Materials, Maricopa Ready Mix, Vulcan Materials, Hanson Materials, Fort McDowell Ready Mix and Rock Solid. We also face significant competition from several smaller ready mix concrete providers. We believe we adequately compete with all of our competitors due to our plant locations, quality of our raw materials, our delivery and service, and our competitive prices. Some competitors may have competitive advantages over us if they have lower operating costs or their financial resources enable them to accept lower margins on jobs that are particularly price-sensitive. Competitors having greater financial resources to invest in new mixer trucks or build plants in new areas may also have competitive advantages over us.
Training and Safety
          Our future success will depend, in part, on the extent to which we are able to attract, retain and motivate qualified employees. We believe that our ability to do so will depend on the quality of our recruiting, training, compensation and benefits, the opportunities we afford for advancement and our safety record. Historically, we have supported and funded continuing education programs for our employees. We intend to continue to expand these programs. We require all field employees to attend periodic safety training meetings and all drivers to participate in training seminars.
Sales and Marketing
          General contractors and subcontractors, who self perform their own concrete work, typically select their suppliers of ready mix concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly where the concrete has complicated design specifications. In those projects and generally in government-funded projects, the general contractor or subcontractor usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers and architects whose focus extends beyond the price of ready mix concrete to product quality and consistency and reducing their in-place cost of concrete.

          We currently have eight full-time sales persons. We have implemented training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach and technical expertise will appeal to our targeted prospective customers and differentiate us from our competitors.
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
          Our operations involve providing blends of ready mix concrete that are required to meet building code or other regulatory requirements and contractual specifications for durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide product in accordance with these requirements and specifications, claims may arise against us or our reputation could be damaged. Although we have not experienced any material claims of this nature, we may experience such claims in the future. In addition, our employees perform a significant portion of their work moving and storing large quantities of heavy raw materials, driving large mixer trucks in heavy traffic conditions and pouring concrete at construction sites or in other areas that may be hazardous. These operating hazards can cause personal injury and loss of life, damage to or destruction of property and equipment and environmental damage. We maintain insurance coverage in amounts and against the risks we believe are consistent with industry practice, but this insurance may not be adequate to cover all losses or liabilities we may incur in our operations, and we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable.
Equipment
          Currently, we operate a fleet of approximately 180 owned and leased ready mix trucks, which are serviced by our mechanics. We believe these vehicles are generally well-maintained and adequate for our operations. The average age of our ready mix trucks is approximately seven years. Since inception, we have elected to finance the purchase of our trucks and other plant equipment upon terms generally available in the industry and at rates disclosed in our financial statements. In addition, we also utilize operating leases to acquire our mixer trucks and equipment. We expect to continue to utilize the financing and leasing facilities available to us to acquire equipment and trucks in the future. When placing orders for new equipment, it can be expected that lead times may be as much as one to six months; therefore, actual delivery may not necessarily meet the timing of our immediate production needs and can cause disruption of service or diminished productivity on such projects.
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
Government Regulation
          A wide range of federal, state and local laws apply to our operations, which include the regulation of:
•	zoning;

•	street and highway usage;

•	US Department of Transportation;

•	noise levels; and

•	health, safety and environmental matters.
          In many instances, we are required to have certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable laws could result in substantial fines or possible revocation of our authority to conduct certain of our operations.
          Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. Environmental laws are complex and subject to frequent change. These laws impose strict liability in some cases without regard to negligence or fault. Sanctions for non-compliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also expose us to liability for the conduct of or conditions caused by others, or for acts which complied with all applicable laws when performed. We are not aware of any environmental issues which we believe are likely to have a material adverse effect on our business, financial condition or results of operations, but we can provide no assurance that material liabilities will not occur. There also can be no assurance that our compliance with amended, new or more stringent laws, stricter interpretations of existing laws or the future discovery of environmental conditions will not require additional, material expenditures. Additionally, the Occupational Safety and Health Administration (OSHA) and the Mining Safety and Health Agency (MSHA) have established requirements for our training programs and dictate working conditions which we must meet.
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
          We also require permits to obtain and use water in connection with our production of ready mix concrete. We believe we have access to, and permitting for, sufficient water supplies to maintain our operations in Arizona and Nevada for the foreseeable future.
Employees
          As of January 31, 2009, we employed 235 employees including executive officers, management personnel, sales personnel, technical personnel, administrative staff, clerical personnel, production personnel and drivers, of which 24 were full-time salaried employees and 211 were hourly personnel generally employed on an as-needed basis, including 152 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions and length of daylight hours throughout the year. During the year ended December 31, 2008, the number of employees ranged from approximately 245 to approximately 295 and averaged approximately 275. None of our employees belongs to a labor union and we believe our relationship with our employees is satisfactory.
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
We are and will continue to be subject to conflicts of interest resulting from Meadow Valley Parent Corp.’s control of us, and we do not have any procedures in place to resolve such conflicts.
          Meadow Valley Parent Corp. (“Parent”) owns approximately 69% of our outstanding common stock and may be able to control our business. Parent also wholly owns Meadow Valley and Meadow Valley’s chief executive officer and chief administrative officer also serve us in similar capacities. We also sell a small amount of concrete to Meadow Valley. These relationships could create, or appear to create, potential conflicts of interest when Meadow Valley’s officers are faced with decisions that could have different implications for Meadow Valley and us. These decisions could result in reducing our profitability. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the investing public’s perception of us. We do not have any formal procedure for resolving such conflicts of interest.
We are at risk of a change in control of ownership.
          Based on a Schedule 13D filed by Parent on February 5, 2009, Parent pledged 100% of the shares of Common Stock it owns in Ready Mix (the “Ready Mix Shares”) to LBC Credit Partners II, L.P., as agent (“Agent”), as security for a portion of the debt financing obtained in connection with the recent acquisition of Meadow Valley by affiliates of Insight Equity Holdings LLC pursuant to a pledge agreement dated February 2, 2009 (the “Pledge Agreement”). The pledge of the Ready Mix Shares includes all rights associated with the ownership of the Ready Mix Shares, including the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Ready Mix Shares. In the event the Agent exercises its rights under the Pledge Agreement to take ownership of the Ready Mix Shares, a change in control of the Company could occur.
At any given time, one or a limited number of customers may account for a large percentage of our revenue, which means that we face a greater risk of loss of revenue and a reduction in our profitability if we lose a major customer or if a major customer faces financial difficulties.
          At times a small number of customers have generated a large percentage of our revenue in any given period. For the year ended December 31, 2008, our largest customer provided approximately 9.1% of our revenue and our ten largest customers collectively provided approximately 49.4% of our revenue. In 2007, one customer provided approximately 7.7% of our revenue and our ten largest customers collectively provided approximately 47.8% of our revenue. In 2006, one customer provided approximately 9.2% of our revenue and our ten largest customers collectively provided approximately 44.2% of our revenue. Companies that constitute our largest customers vary from year to year, and our revenue from individual customers fluctuates each year. If we lose one or more major customers or if any of these customers face financial difficulties, our revenue could be substantially reduced, thereby reducing our profitability.
We may not meet our minimum purchase agreement obligations.
          Our purchase agreement obligations require us to purchase a minimum quantity of aggregate product in any given purchase year. If we fail to meet this minimum requirement the purchase agreement obligator has the right to charge us the equivalent of the required minimum quantity purchases, as stipulated in the agreement, less our actual purchases without providing any additional product.
We may lose business to competitors who underbid us or who have greater resources to supply larger jobs than we have, and we may be otherwise unable to compete favorably in our highly competitive industry.

          Our competitive position in a given market depends largely on the location and operating costs of our ready mix concrete plants and prevailing prices in that market. Price is a primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service, in addition to price, are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies offering simple mixes to subsidiaries or operating units of large, vertically integrated cement manufacturing and concrete products companies. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for larger jobs which are particularly price-sensitive. Competitors having greater financial resources than we do to invest in new mixer trucks or build plants in new areas also have competitive advantages over us.
We depend on third parties for cement, fly ash, aggregates and other supplies essential to operate our business. The loss of any such suppliers could impact our ability to provide concrete to, or otherwise service our customers, as well as our ability to retain and attract customers.
          We rely on third parties to provide us with supplies, including cement and other raw materials, necessary for our operations. We cannot be sure that these relationships will continue in the future or that raw materials will continue to be available to us when required and at a reasonable price. If shortages of cement or other raw materials were to occur, we might be unable to meet our supply commitments to our customers which would severely impact our ability to retain and attract new customers.
Our operating results may vary significantly from reporting period to reporting period and may be adversely affected by the cyclical nature of the ready mix concrete markets we serve, causing significant reductions in our revenue.
          Our business and the business environment which supports the ready mix concrete business can be cyclical in nature. As a result, our revenue may be significantly reduced as a result of declines in construction in Nevada and Arizona caused by:
•	the level of residential and commercial construction in Nevada and Arizona;

•	the availability of funds for public or infrastructure construction from local, state and federal sources;

•	changes in interest rates;

•	availability of credit;

•	variations in the margins of jobs performed during any particular quarter; and

•	the budgetary spending patterns of our customers.
          As a result, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year. Furthermore, negative trends in the ready mix concrete industry or in our markets could reduce our revenue, thereby decreasing our gross profit and reducing our profitability.
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

Governmental regulations covering the ready mix concrete industry, including environmental regulations, may result in increases in our operating costs and capital expenditures and decreases in our earnings.
          A wide range of federal, state and local laws, ordinances and regulations apply to our production of ready mix concrete, including:
•	zoning regulations affecting plant locations;

•	restrictions on street and highway usage;

•	US Department of Transportation regulations;

•	limitations on noise levels; and

•	regulation of health, safety and environmental matters.
          In many instances, we must have various certificates, permits or licenses in order to conduct our business. Our failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Governmental requirements that impact our ready mix concrete operations also include those relating to air quality, solid waste management and water quality. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose us to liability for the conduct of, or conditions caused by others, or for our acts that may otherwise have complied with all applicable requirements when we performed them. Our compliance with amended, new or more stringent requirements, stricter interpretations of existing requirements or the future discovery of environmental conditions may require us to make material expenditures we currently do not anticipate, thereby decreasing our earnings, if any.
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
          One of the services we provide to our customers is the formulation of specific mix designs for ready mix concrete that meet building code or other regulatory requirements and contractual specifications for durability, compressive strength, weight-bearing capacity and other characteristics. If we fail or are unable to provide products meeting these requirements and specifications, material claims may arise against us and our reputation could be damaged. Additionally, if a significant uninsured or non-indemnified mix design or product-related claim is resolved against us in the future, that resolution may increase our costs and reduce our profitability and cash flows.
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
Meadow Valley Parent Corp. beneficially owns a significant number of shares of our common stock which will have an impact on all major decisions on which our shareholders may vote and which may discourage an acquisition of the Company.
          Meadow Valley Parent Corp. (“Parent”) currently owns 69.4% of our outstanding common stock. As a result, Parent will have the ability to significantly impact virtually all corporate actions requiring shareholder approval, including the following actions:
•	election of our directors;

•	the amendment of our organizational documents;

•	the merger of our company or the sale of our assets or other corporate transactions; and

•	controlling the outcome of any other matter submitted to the security holders for vote.
          The interests of Parent may differ from the interests of our other shareholders. Further, Parent’s beneficial stock ownership may discourage potential investors from investing in shares of our common stock due to the lack of influence they could have on our business decisions, which in turn could reduce our stock price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.
          When the trading price of our common stock is below $5.00 per share, the open-market trading of our common stock will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.
We do not intend to pay dividends on our common stock.
          We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Failure to maintain adequate general liability, commercial and product liability insurance could subject us to adverse financial results.
          Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain our general liability, product liability, and commercial insurance on reasonable terms.
If we fail to implement effective internal controls required by the Sarbanes-Oxley Act of 2002, to remedy any material weaknesses in our internal controls that we may identify or to obtain the attestation required by Section 404 of the Sarbanes-Oxley Act of 2002, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.
          Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof, and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. We have not yet been required to obtain the independent auditor attestation required by the Sarbanes-Oxley Act of 2002.
          Any failure to complete our assessment of our internal controls over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect our ability to obtain the annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control even if the change in control would be beneficial to our shareholders.
          In addition to the ownership of a significant amount of the Company’s outstanding common stock by Parent, our articles of incorporation and bylaws contain provisions that could delay or prevent a change in control of our Company, even if it were beneficial to our shareholders to do so. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Among other things, these provisions:
•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior shareholder approval and deter or prevent a takeover attempt; and

•	do not allow cumulative voting in the election of directors, which would otherwise allow less than a majority of shareholders to elect director candidates.
Item 1B. Unresolved Staff Comments
          None.

Item 2.	Properties
          We owned or leased the following properties at December 31, 2008:

		Approximate	Approximate	Owned
		Building Size in	Land	or	Monthly	Lease
Location	Purpose	Square Feet	in Acres	Leased	Rental	Expires

3430 East Flamingo Suite 100, Las Vegas, Nevada	Area office	5,700	—	Leased	$9,738	3/10/2010

4602 East Thomas Road Phoenix, Arizona	Area office	18,400	2	Owned	—	—

109 West Delhi,	Ready mix
North Las Vegas, Nevada	production facility	4,470	5	Owned	—	—

11500 West Beardsley Road,	Ready mix
Sun City, Arizona (1)	production facility	440	4	Leased	—	5/31/2010

39245 North Schnepf Road,	Ready mix
Queen Creek, Arizona	production facility	440	5	Owned	—	—

North Schnepf Road,	Sand and aggregate
Queen Creek, Arizona (1) (2)	production facility	—	25	Leased	—	8/30/2009

6501 Richmar Ave.,	Ready mix
Las Vegas, Nevada	production facility	440	5	Owned	—	—

6204 West Southern Avenue,	Ready mix
Tolleson, Arizona (1)	production facility	440	4	Leased	—	10/31/2016

1855 South Dude Drive,	Sand and aggregate
Moapa, Nevada (1)	production facility	840	40	Leased	—	1/1/2019

1855 South Dude Drive,	Ready mix
Moapa, Nevada (1)	production facility	440	—	Leased	—	—

10423 South Apache Road,	Ready mix
Buckeye, Arizona (1)	production facility	240	4	Leased	—	4/15/2015

15500 Ready Mix Road	Sand and aggregate
Las Vegas, Nevada (1)	production facility	—	40	Leased	—	4/30/2009

15500 Ready Mix Road	Ready mix
Las Vegas, Nevada (1)	production facility	440	—	Leased	—	—

(1)	Our facility rent is included in the cost of the material which we purchase from the lessors.

(2)	Currently we are not mining this site.
          We have determined that the above properties are sufficient to meet our current needs. We will continue to search for possible additional site locations to expand our operations if market conditions warrant.

Item 3.	Legal Proceedings
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The total amount of Kitchell Contractors, Inc.’s claim including costs, overhead, profit, interest, attorney and expert fees total approximately $400,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at December 31, 2008 related to this matter.

Item 4.	Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our common stock is listed on the NYSE Alternext US and trades under the symbol “RMX.” The following table represents the high and low closing prices for our common stock on the NYSE Alternext US / American Stock Exchange during 2008 and 2007. As of February 6, 2009, there were approximately 1,300 record and beneficial owners of our common stock. On February 6, 2009, our common stock closed at $1.95 per share. Our stock began trading on August 24, 2005, at the completion of our initial public offering.

	2008 *		2007 *
	High	Low	High	Low
First quarter	$6.66	$5.11	$13.44	$11.11
Second quarter	$6.22	$4.76	$13.90	$11.96
Third quarter	$5.40	$3.40	$13.20	$11.85
Fourth quarter	$3.75	$1.10	$12.40	$6.40

*	—	The quarterly highs and lows are based on daily market closing prices during each respective period.
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
          The following table represents equity compensation plans approved by our security holders as of December 31, 2008:
Ready Mix, Inc.
Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	379,125	$10.76	293,875

Equity compensation plans not approved by security holders	—		—

Total	379,125		293,875

(1)	—	Includes 379,125 options to purchase shares of common stock issued to our employees, directors and consultants from our 2005 Plan.

(2)	—	Not included above is an individual compensation agreement for 116,250 warrants to purchase shares of common stock issued to our underwriters as a portion of their compensation in connection with our initial public offering.

          Our approved equity compensation plan, which we refer to as the 2005 Plan, permits the granting of any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          The 2005 Plan permits the granting of up to 675,000 shares of our common stock for issuance. As of December 31, 2008, 293,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.
          Except for issuances of options under the 2005 Plan, we did not sell any unregistered securities during the year ended December 31, 2008, nor did we repurchase any of our equity securities during the same period.
          The graph below compares the cumulative 40-month total return of holders of the Company’s common stock with the cumulative total returns of the AMEX Composite Index, and a customized peer group of six companies that includes: Eagle Materials, Inc., Florida Rock Industries, Inc., Martin Marietta Materials, Texas Industries, Inc., US Concrete, Inc. and Vulcan Materials Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index* (with the reinvestment of all dividends) from August 24, 2005 to December 31, 2008.
COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Ready Mix, Inc, The AMEX Composite Index
And A Peer Group

*   $100 invested on 8/24/05 in stock & 7/31/05 in index-including reinvestment of dividends.
     Fiscal year ending December 31.

	8/24/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Ready Mix, Inc.	100.00	113.22	91.74	53.88	12.48
AMEX Composite Index	100.00	105.16	125.13	152.50	94.18
Peer Group	100.00	104.87	129.00	141.93	109.39

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data
Statement of Operations Information:
          The selected financial data as of and for each of the five years ended December 31, 2008, is derived from the financial statements of the Company and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Statement of Operations Information:
          In thousands, except share and per share data.

	Years ended December 31,
	2008	2007	2006	2005	2004

Revenue	$60,701	$77,365	$83,589	$67,734	$59,136
Gross profit	64	6,154	9,206	7,072	6,627
Income (loss) from operations	(4,567)	1,580	4,927	3,943	4,055
Income (loss) before income taxes	(4,389)	2,111	5,212	3,921	3,811
Net income (loss)	(2,950)	1,355	3,339	2,486	2,440
Basic net income (loss) per common share	$(0.77)	$0.36	$0.88	$0.94	$1.20
Diluted net income (loss) per common share	$(0.77)	$0.36	$0.87	$0.93	$1.20
Basic weighted average common shares outstanding	3,809,500	3,808,337	3,807,500	2,654,688	2,025,000
Diluted weighted average common shares outstanding	3,809,500	3,817,009	3,833,580	2,681,053	2,025,000
Dividends	—	—	—	—	—
Balance Sheet Information:

	December 31,
	2008	2007	2006	2005	2004

Total assets	$39,377	$46,279	$47,023	$39,907	$22,414
Total notes payable and capital lease obligations	8,246	9,845	11,040	8,020	8,342
Due from affiliate (Due to affiliate)	(178)	38	(73)	(85)	(1,380)
Intercompany income tax allocation payable	—	—	—	—	1,298
Total shareholders’ equity	26,441	29,219	27,467	23,966	4,344
Financial Position Information:

	Years ended December 31,
	2008	2007	2006	2005	2004

Working capital	$9,602	$11,808	$10,404	$14,186	$(1,057)
Current ratio	2.69	2.49	2.08	2.70	0.90
Debt to equity ratio	0.31	0.34	0.40	0.33	1.92

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
Executive Overview
          Our revenue is directly related to the level of construction activity in our markets. Ordinarily, the construction segments that affect our business the most are: the single-family residential segment, the commercial construction segment and, to a lesser degree, the public works infrastructure segment, both highway and non-highway. Accordingly, the significant reduction in residential construction during 2008 has caused a corresponding drop in demand for our product. Unfortunately, the construction activity in the non-residential sectors began to decline during 2008 which compounded the effect of the residential slowdown. A prolonged decline in residential activity coinciding with a decline in one or more of the other sectors of the construction market could result in significant additional reductions in demand for our product.
Results of Operations
          The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

Dollars in Thousands
	Years ended December 31,
	2008		2007		2006
Revenue	$60,151	99.1%	$75,620	97.7%	$83,152	99.5%
Related party revenue	550	0.9%	1,745	2.3%	437	0.5%

Total revenue	60,701	100.0%	77,365	100.0%	83,589	100.0%

Gross profit	64	0.1%	6,154	8.0%	9,206	11.0%
General and administrative expenses	4,631	7.6%	4,574	5.9%	4,279	5.1%

Income (loss) from operations	(4,567)	-7.5%	1,580	2.0%	4,927	5.9%
Interest income	154	0.3%	385	0.5%	395	0.5%
Interest expense	(107)	-0.2%	(138)	-0.2%	(163)	-0.2%
Income tax benefit (expense)	1,439	2.4%	(756)	-1.0%	(1,872)	-2.2%

Net income (loss)	$(2,950)	-4.9%	$1,355	1.8%	$3,339	4.0%

Depreciation and amortization	$4,691	7.7%	$4,377	5.7%	$3,439	4.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
          Revenue. Revenue declined 21.5% to $60.7 million for the year ended December 31, 2008, which we refer to as “2008,” from $77.4 million for the year ended December 31, 2007, which we refer to as “2007.” The decrease in revenue resulted from a 16.4% decrease in sales of cubic yards of concrete, which we refer to as “units,” aggravated by a decrease of 6.8% in the average unit sales price. The overall demand for ready mix concrete has decreased and the average number of ready mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. The decreased volume in 2008 was due to the decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. Housing permits in our market have declined approximately 59% when comparing 2008 to 2007. New home closings have declined approximately 47% for the same period. The commercial sector has experienced a severe slowdown resulting from the lack of available credit to continue to finance projects.

We also provide ready mix concrete to a related party. Related party revenue represented .9% of our 2008 revenue compared to 2.3% of our 2007 revenue. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to the related party could increase or decrease in any given year, but are not anticipated to be material. We expect raw material prices and transport costs associated with those materials to remain stable during 2009, thus it is unlikely that we will be raising our prices during 2009.
          Gross Profit. Gross profit decreased by 99.0% to $.1 million for 2008 from $6.2 million for 2007 and gross margin, as a percent of revenue, decreased to .1% in 2008 from 8.0% in 2007. Gross profit margin can be affected by a variety of factors including utilization of our equipment, customers’ construction schedules, weather conditions and availability of raw materials. The decrease in the gross profit margin during 2008 when compared to 2007 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008. During 2009, we will likely continue to under-utilize equipment, but we expect long-term margins will benefit from our expansion efforts. Our fixed costs are expected to remain consistent with 2008 through 2009 since we do not anticipate reducing our fleet or plant location through this current economic slowdown. We expect our gross profit will suffer until the economy recovers, which we anticipate will be during 2010.
          Depreciation and Amortization. Depreciation and amortization expense increased $.3 million, or 7.2%, to $4.7 million for 2008 from $4.4 million for 2007. This increase resulted from the additional plant, equipment and vehicles we placed in service in 2008 and the later part of 2007.
          General and Administrative Expenses. General and administrative expenses remained flat at $4.6 million for 2008 when compared to 2007. Although the total remained consistent, the expenses which made up the total were different. The primary expenses which changed year over year consisted of the following: a $.7 million decrease in administrative salaries, wages, bonuses and related payroll taxes and a $.1 million decrease in public company expense, offset by a $.8 million increase in our bad debt expense.
          Interest Income and Expense. Interest income decreased $.23 million, or 60.2%, to $.15 million for 2008 from $.39 million for 2007. This decrease resulted from a decrease in our cash reserves compounded by the decrease in the rate of return paid by financial institutions. Interest expense decreased in 2008 to $.11 million compared to $.14 million for 2007. The decrease in interest expense was related to the repayment of a portion of our outstanding balance on our mortgage associated with our corporate building, thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during 2008 was $.60 million compared to $.74 million for 2007. The decrease in interest expense included in cost of revenue represents the decrease in debt obligations used to finance our plant, property and equipment. We do not anticipate entering into any material financing agreements to acquire additional equipment or to fund working capital.
          Income Taxes. The income tax provision for 2008 decreased from an expense to a benefit in the amount of $1.4 million, from $.8 million income tax expense for 2007. For 2008, our effective income tax rate differed from the statutory rate due primarily to state income taxes and non-deductible expenses.
          Net Income (loss). Net loss was $2.9 million for 2008 as compared to net income of $1.4 million for 2007. The decrease in net income resulted from a decrease in the volume of units sold, the reduced average selling price and under utilization of equipment as discussed above, which resulted from the continued slump of the residential construction sector and the overall decreased demand for ready mix concrete products as a result of the economic recession.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
          Revenue. Revenue declined 7.4% to $77.4 million for the year ended December 31, 2007, which we refer to as “2007,” from $83.6 million for the year ended December 31, 2006, which we refer to as “2006.” The decrease in revenue resulted from a 10.1% decrease in sales of cubic yards of concrete, which we refer to as “units,” offset by an increase of 3.2% in the average unit sales price. The increased average unit sales price reflects a shift toward selling more expensive higher strength concrete typically used in commercial and infrastructure projects. But, when comparing the average unit selling price by mix, prices were down across the board.

The decreased volume in 2007 was primarily attributable to the residential sector’s continuing decline. We provide ready mix concrete to a related party. Related party revenue represented 2.3% and .5% of our 2007 and 2006 revenue, respectively. The increase in related party revenue when compared to 2006 was the result of the location of the projects, type of products needed and the availability of product and personnel. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party.
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
Liquidity and Capital Resources
          Historically, our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, purchase support equipment at each location, secure and equip aggregate sources to allow a long-term source and quality of the aggregate products used produce our concrete and provide working capital to support the expansion of our operations.
          Currently, we do not anticipate expanding our operations in the near term. Our current need for capital will be to supplement our lack of cash flow from operations to meet our debt repayment obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., who we refer to as “WFE.”
          Our credit facility with WFE which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. As of December 31, 2008, we had $.25 million outstanding on our expired revolving credit facility. On February 2, 2009, we repaid $.25 million, the outstanding principal, on the revolving credit facility. Our capital expenditure commitment from WFE remains outstanding and as of December 31, 2008, we have drawn the principal amount of $6.7 million on such commitment.

In addition, we amended the master security agreement with WFE to remove Meadow Valley’s guarantee. Listed below are the amended covenants which are required to be maintained by the Company as of December 31, 2008 and thereafter:

	December 31, 2008
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.49 to 1.0
Fixed charge coverage ratio (2)	.40 to 1.0	.79 to 1.0
Available cash minimum (3)	750,000	4,204,280
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends paid to shareholders will not be paid without the prior written consent of WFE.

(5)	Management fee between Meadow Valley and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the current directors, without the written consent of WFE.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of WFE.
          Our amended security agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	On or before	After	After	After
	December 31,
	2009	2009	2010	2011
Prepayment penalty	6.00%	5.00%	3.00%	2.00%
          Over the next 12 months we do not anticipate any expansion of our plant or fleet of mixer trucks.
          As a result of the expansion efforts over the past two and a half years, we have entered into debt and operating lease obligations which, in turn, have increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We do not expect this trend to continue, but cannot assure that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations, however we do anticipate that our cash reserves are sufficient to meet our needs over the next 12 months.
          The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows:

(Dollars in Thousands)	For the years ended December 31,
	2008	2007	2006
Cash provided by (used in) operating activities	$(1,113)	$7,293	$5,158
Cash used in investing activities	(614)	(3,586)	(8,394)
Cash used in financing activities	(3,226)	(2,920)	(504)

          Cash used in operating activities during 2008 of $1.1 million represents an $8.4 million decrease from the amount provided by operating activities during 2007. The change was primarily due to the net loss incurred in 2008, coupled with an increase in our days sales outstanding and maintaining our payables within good credit terms.
          Cash used in investing activities during 2008 of $.6 million represents a $3.0 million decrease from the amount used by investing activities during 2007. The decrease in investing activities during 2008 was due primarily to the completion of the expansion of our production facilities and equipment to be used at those locations.
          Cash used in financing activities during 2008 of $3.2 million represents a $.3 million increase from the amount used in financing activities during 2007. The increase in cash used in financing activities during 2008 was the result of the repayment of debt obligations.
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
Summary of Contractual Obligations and Commercial Commitments
          Contractual obligations at December 31, 2008, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

	Payments Due by Period
(Dollars In thousands)		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years
Contractual Obligations

Long-term debt obligations	$8,246	$2,205	$3,740	$1,308	$993
Interest payments on long-term debt (1)	1,451	523	577	221	130
Operating leases obligations	4,140	2,150	1,989	1	—
Purchase obligations	29,486	4,486	8,045	8,040	8,915
Other long-term liabilities (2)	264	264	—	—	—

Total contractual obligations	$43,587	$9,628	$14,351	$9,570	$10,038

(1)	Interest payments are based on the individual interest rates of each obligation, which range from 3.50% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 7 — Line of Credit and Note 8 — Notes Payable in the notes to the financial statements included in Item 8.

(2)	Other long-term liabilities reflected on the Company’s balance sheet under GAAP include an administrative services agreement with Meadow Valley in the amount of $22,000 per month. The term of the agreement is month-to-month and although either party can cancel the agreement we anticipate remaining in the agreement at least until December 31, 2009.

Impact of Inflation
          We may experience increases in the cost of our raw materials and the transport of those materials. Given the current downward pressure on pricing due to the dramatic decrease in demand, we are not always able to pass on additional costs, thereby possibly decreasing our margins. Increases in labor costs, worker compensation rates and employee benefits, equipment costs, or material or subcontractor costs could also adversely affect our operations in future periods. Therefore, inflation may have a negative material impact on our operations to the extent that we cannot pass on higher costs to our customers.
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
          An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant accounting policies are described below and in Note 1 — Summary of Significant Accounting Policies and Use of Estimates to our financial statements included in Item 8.
Reportable Segments
          We currently operate our business within one reportable segment of operation. All of the revenue from our customers is substantially from the sale of ready mix concrete. Ready mix concrete can have many different variations and characteristics, from the strength of the concrete to its color and consistency. However, we do not maintain the quantity or dollar amount of each variation of our product sold as the variations in the ready mix concrete sales are simply variations of ready mix concrete. We also sell sand, aggregate and decorative colored rock from our production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide us with more control over quality and assurance of timely availability of a portion of the raw materials used in the product we sell to customers. The revenue generated from the sale of sand, aggregate and decorative colored rock represented 3.7% and 3.3% of our gross revenue for the years ended December 31, 2008 and 2007, respectively. In addition, we view the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that we do not distinguish between them for financial statement reporting purposes.
Collectibility of Account Receivables
          We are required to estimate the collectibility of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt as of December 31, 2008 and 2007 amounted to approximately $1,210,000 and $380,000, respectively. The increase in our provision for bad debt as of December 31, 2008 represented two large customers incurring dramatic financial pressures as a result of the financial market meltdown and the overall economic slowdown, in addition, the use of our historic bad debt rate, identifying specific accounts potentially uncollectible and write offs in the amount of approximately $86,000 during 2008. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The increase in the provision for bad debt for the year ended December 31, 2008 represented an increase in the specific account balances identified as potentially uncollectible during the year ended December 31, 2008.

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
Valuation of Property and Equipment
          We are required to report property and equipment, net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The estimated useful lives of property and equipment are:

Batch and mining plants	4 — 15 years
Buildings	7 — 39 years
Computer equipment	3 — 5 years
Equipment	3 — 10 years
Leasehold improvements	2 — 10 years
Office furniture and equipment	5 — 7 years
Vehicles	5 — 10 years
          The useful life on any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and the general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair the majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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
Income Taxes
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of December 31, 2008, the Company had total deferred tax assets of $.7 million with no valuation allowance and total deferred tax liabilities of $1.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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

Classification of Leases
          We follow the standards established by Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” (“SFAS 13”). One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 77 ready mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of SFAS 13 for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
Stock based Compensation
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
          Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 — Stock-Based Compensation in the accompanying Notes to the Financial Statements for a further discussion on stock-based compensation.
Recent Accounting Pronouncements
          In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of adopting FSP FAS 157-2.
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
          In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our financial position and results of operations.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. We do not have foreign currency exchange rate or commodity price market risk.
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
          We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2008. Assuming a 100 basis point increase in the prime interest rate at December 31, 2008 the potential increase in the fair value of our debt obligations would have been approximately $.01 million at December 31, 2008. See Note 7— Line of Credit and Note 8— Notes Payable in the accompanying December 31, 2008 financial statements included in Item 8.

Item 8. Financial Statements and Supplementary Data

Semple, Marchal & Cooper, llp
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

2700 NORTH CENTRAL AVENUE, NINTH FLOOR, PHOENIX, ARIZONA 85004 • TEL 602-241-1500 • FAX 602-234-1867
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of
Ready Mix, Inc.
We have audited the accompanying balance sheets of Ready Mix, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006, In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in Part IV, Item 15{a)(2) for the fiscal years ended December 31, 2008, 2007 and 2006. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ready Mix, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Certified Public Accountants
Phoenix, Arizona
February 20, 2009
INDEPENDENT MEMBER OF THE BDO SEIDMAN ALLIANCE

READY MIX, INC.
BALANCE SHEETS

	December 31,
	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$4,204,280	$9,157,868
Accounts receivable, net	6,751,769	7,892,523
Inventory	1,411,761	1,151,926
Prepaid expenses	1,189,598	1,156,086
Income tax receivable	1,026,133	—
Due from affiliate	—	37,859
Deferred tax asset	696,892	359,396

Total current assets	15,280,433	19,755,658
Property and equipment, net	23,988,688	26,347,234
Refundable deposits	108,079	176,188

Total assets	$39,377,200	$46,279,080

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,329,620	$3,888,856
Accrued liabilities	966,058	2,023,403
Notes payable	2,204,706	2,019,192
Obligations under capital leases	—	4,634
Due to affiliate	177,825	—
Income tax payable	—	11,738

Total current liabilities	5,678,209	7,947,823
Notes payable, less current portion	6,041,731	7,821,295
Deferred tax liability	1,216,100	1,290,823

Total liabilities	12,936,040	17,059,941

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,362,557	18,190,971
Retained earnings	8,074,793	11,024,358

Total stockholders’ equity	26,441,160	29,219,139

Total liabilities and stockholders’ equity	$39,377,200	$46,279,080

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007	2006
Revenue:
Revenue	$60,150,696	$75,620,128	$83,151,938
Revenue — related parties	550,364	1,744,544	436,865

Total revenue	60,701,060	77,364,672	83,588,803
Cost of revenue	60,637,366	71,210,190	74,382,436

Gross profit	63,694	6,154,482	9,206,367
General and administrative expenses	4,631,061	4,574,463	4,279,252

Income (loss) from operations	(4,567,367)	1,580,019	4,927,115

Other income (expense):
Interest income	153,550	385,353	394,779
Interest expense	(107,379)	(137,533)	(163,229)
Other income	132,632	283,470	52,941

	178,803	531,290	284,491

Income (loss) before income taxes	(4,388,564)	2,111,309	5,211,606
Income tax benefit (expense)	1,438,999	(756,107)	(1,872,331)

Net income (loss)	$(2,949,565)	$1,355,202	$3,339,275

Basic net income (loss) per common share	$(0.77)	$0.36	$0.88

Diluted net income (loss) per common share	$(0.77)	$0.36	$0.87

Basic weighted average common shares outstanding	3,809,500	3,808,337	3,807,500

Diluted weighted average common shares outstanding	3,809,500	3,817,009	3,833,580

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2006	3,807,500	$3,808	$17,632,465	$6,329,881
Stock based compensation expense			161,427
Net income for the year ended 2006				3,339,275

Balance at December 31, 2006	3,807,500	3,808	17,793,892	9,669,156
Common stock issued upon exercise of options	2,000	2	21,998
Stock based compensation expense			375,081
Net income for the year ended 2007				1,355,202

Balance at December 31, 2007	3,809,500	3,810	18,190,971	11,024,358
Stock based compensation expense			171,586
Net loss for the year ended 2008				(2,949,565)

Balance at December 31, 2008	3,809,500	$3,810	$18,362,557	$8,074,793

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$61,268,675	$78,500,885	$83,209,417
Cash paid to suppliers and employees	(62,416,750)	(70,274,014)	(76,009,924)
Taxes paid	(11,091)	(1,181,203)	(2,273,465)
Interest received	153,550	385,353	394,779
Interest paid	(107,379)	(137,533)	(163,229)

Net cash provided by (used in) operating activities	(1,112,995)	7,293,488	5,157,578

Cash flows from investing activities:
Purchase of property and equipment	(770,416)	(3,792,325)	(8,439,469)
Cash received from sale of equipment	155,962	206,554	45,500

Net cash used in investing activities	(614,454)	(3,585,771)	(8,393,969)

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	22,000	—
Proceeds from (repayment of) due to affiliate	215,684	(111,254)	(11,415)
Proceeds from notes payable	2,037,509	2,956,120	3,083,540
Repayment of notes payable	(5,474,698)	(5,536,277)	(3,107,304)
Repayment of capital lease obligations	(4,634)	(250,313)	(468,972)

Net cash used in financing activities	(3,226,139)	(2,919,724)	(504,151)

Net increase (decrease) in cash and cash equivalents	(4,953,588)	787,993	(3,740,542)
Cash and cash equivalents at beginning of year	9,157,868	8,369,875	12,110,417

Cash and cash equivalents at end of year	$4,204,280	$9,157,868	$8,369,875

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Net income (loss)	$(2,949,565)	$1,355,202	$3,339,275

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,691,299	4,376,723	3,439,208
Deferred income taxes, net	(412,219)	(326,376)	(287,078)
Loss (gain) on sale of equipment	124,840	(48,214)	(21,360)
Stock-based compensation expense	171,586	375,081	161,427
Provision for doubtful accounts	830,611	70,956	49,035

Changes in operating assets and liabilities:
Accounts receivable	310,143	900,957	(410,967)
Prepaid expenses	(33,512)	39,372	2,308
Inventory	(259,835)	149,916	(696,936)
Refundable deposits	68,109	1,299,109	(1,134,132)
Accounts payable	(1,559,236)	(380,663)	122,883
Accrued liabilities	(1,057,345)	(419,855)	707,971
Income tax, net	(1,037,871)	(98,720)	(114,056)

Net cash provided by (used in) operating activities	$(1,112,995)	$7,293,488	$5,157,578

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Nature of the Corporation:
          Ready Mix, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the States of Nevada and Arizona. The Company began operations in March 1997 and is a subsidiary of Meadow Valley Parent Corp. (the “Parent”).
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
     Accounts Receivable, net:
          The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2008 and 2007, an allowance of $1,210,246 and $379,635, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2008, 2007 and 2006, the Company recognized $86,151, $117,411 and $97,974, respectively, in written off accounts receivables. The Company records delinquent finance charges on outstanding accounts receivables only if they are collected. At December 31, 2008 and 2007 all of the Company’s accounts receivable was pledged as collateral for its line of credit; see Note 7 — Line of Credit of these financial statements.
     Inventory:
          Inventory, which consists primarily of raw materials, comprised of aggregates, fly ash, cement powder and admixture is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. No allowance for slow moving or obsolete inventory has been established as of December 31, 2008 and 2007. At December 31, 2008 and 2007, the Company’s entire inventory was pledged as collateral for its line of credit; see Note 7 — Line of Credit of these financial statements.
     Property and Equipment:
          Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $4,691,299, $4,376,723 and $3,439,208, respectively. Leasehold improvements are recorded at cost and are amortized over their estimated useful lives or the lease term, whichever is shorter. Land and water rights, which are real property, are non-depreciable assets.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Property and Equipment (Continued):
          The estimated useful lives of property and equipment are:

Computer equipment	3 - 5 years
Equipment	3 - 10 years
Batch and mining plants	4 - 15 years
Vehicles	5 - 10 years
Office furniture and equipment	5 - 7 years
Leasehold improvements	2 - 10 years
Buildings	7 - 39 years
          The Company reviews property and equipment, including land and water rights, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
          At December 31, 2008 and 2007, all property and equipment was pledged as collateral for its line of credit and notes payable; see Note 7 — Line of Credit and Note 8 — Notes Payable of these financial statements.
     Income Taxes:
          The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.
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
     Reportable Segments:
          The Company currently operates its business within one reportable segment of operation. Substantially all of the revenue from its customers is from the sale of ready mix concrete. Ready mix concrete can have many different variations and characteristics, including strength, color and consistency. However, the Company does not maintain the quantity or dollar amount of each variation of its product sold because the variations in the ready mix concrete sales are simply variations of ready mix concrete. The Company also sells sand, aggregate and decorative colored rock from its production facilities, but the primary purpose of its production facilities is to provide the Company with more control over quality and assurance of timely availability of a portion of the raw materials used in the product that the Company sells to its customers. The revenue generated from the sale of sand, aggregate and decorative colored rock represented 3.7%, 3.3% and 3.6% of the Company’s gross revenue for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in the table below. In addition, the Company views the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that the Company does not distinguish between them for financial reporting purposes.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
          For the years ended December 31, 2008, 2007 and 2006, Company revenue of $60.7 million, $77.4 million and $83.6 million, respectively, was approximately divided by the general type of construction work its customers typically perform as follows:

	December 31,
	2008	2007	2006

Commercial and industrial construction	33%	31%	27%
Residential construction	41%	53%	53%
Street and highway construction and paving	12%	8%	7%
Other public works and infrastructure construction	14%	8%	13%

Total	100%	100%	100%

     Fair Value of Financial Instruments:
          The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.
          The balance of due from affiliate (due to affiliate) as of December 31, 2008 and 2007 was in the amounts of ($177,825) and $37,859, respectively. During the year ended December 31, 2008 and 2007, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
          The carrying amount of long-term debt approximates fair value as the interest rates on these instruments approximate the rates at which the Company could borrow at December 31, 2008 and 2007.
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
          We estimate fair value using the Black Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
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

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements:
          With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2008, that are of significance, or potential significance, to us.
          In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157 on January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial position, results of operations or cash flows. We are currently evaluating the impact of adopting FSP FAS 157-2.
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
          In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our financial position and results of operations.
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

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The Company recognizes expected tax benefits related to stock based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
     Equity Incentive Plan
          As of December 31, 2008, the Company has the following stock based compensation plan:
          In 2005, the Company adopted the 2005 Equity Incentive Plan (“the 2005 Plan”). The 2005 Plan permits the granting of up to 675,000 shares of its common stock in any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          As of December 31, 2008, the Company has reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of December 31, 2008, 293,875 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock based awards with the following assumptions for the indicated periods:

	Awards during
	the year ended	Awards prior to
	December 31, 2008	January 1, 2008
Dividend yield	0%	0%
Expected volatility	35.50%	21.4% — 39.1%
Weighted-average volatility	35.50%	27.18%
Risk-free interest rate	3.00%	5.00%
Expected life of options (in years)	5	3—5
Weighted-average grant-date fair value	$2.31	$2.40
          During the year ended December 31, 2008, options to purchase an aggregate of 20,000 shares of our common stock were granted to our four outside directors. The options granted to the four outside directors were granted on January 2, 2008, were fully vested upon grant, are exercisable at $6.40 per share, and expire five years after the date of grant.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          The following table summarizes the stock option activity during the year ended fiscal 2008:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2008	366,125	$11.01	2.75	$935,166
Granted	20,000	6.40		46,200
Exercised	—	—		—
Forfeited or expired	(7,000)	11.00		(13,650)

Outstanding December 31, 2008	379,125	$10.76	1.88	$967,716	$—

Exercisable December 31, 2008	345,792	$10.80	1.78	$380,865	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2008, for those awards that have an exercise price currently below the closing price as of December 31, 2008. Awards with an exercise price above the closing price as of December 31, 2008 are considered to have no intrinsic value.
          A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2008	149,375	$2.61
Granted	20,000	2.31
Vested	(131,542)	2.40
Forfeited	(4,500)	1.95

Nonvested stock options at December 31, 2008	33,333	$3.33

          During the years ended December 31, 2008, 2007 and 2006, the Company recognized compensation expense of $171,586, $375,081 and $161,427, respectively, and a tax benefit of $34,341, $63,694 and $10,198, respectively, related thereto. As of December 31, 2008, there was $110,999 of total unrecognized compensation cost. No attributable expense has been included in the total unrecognized compensation costs related to estimated forfeitures related to nonvested stock options granted under the 2005 Plan as all options outstanding are granted to officers and directors. The total unrecognized compensation costs are expected to be recognized over the weighted average vesting period of one year. The total fair value of options to purchase 131,542 shares of common stock vested during the year ended December 31, 2008, was $315,715. Awards granted during the year ended December 31, 2008, total options to purchase 20,000 shares of common stock, which were granted on January 2, 2008, with an exercise price of $6.40. During the year ended December 31, 2008, 7,000 options were forfeited; grant date fair value per share of $1.95, with a total fair value of $13,650.
3. Concentration of Credit Risk:
          The Company maintains cash balances at various financial institutions. Deposits not to exceed $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2008 and 2007, the Company had uninsured cash and cash equivalents in the amounts of approximately $4,000,000 and $9,400,000, respectively.
          The Company’s business activities and accounts receivable are with customers in the construction industry located primarily in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
4. Accounts Receivable, net:
          Accounts receivable, net consists of the following:

	December 31,
	2008	2007
Trade receivables	$7,823,012	$8,090,757
Other receivables	139,003	181,401
Less: allowance for doubtful accounts	(1,210,246)	(379,635)

	$6,751,769	$7,892,523

5. Property and Equipment, net:
          Property and equipment consists of the following:

	December 31,
	2008	2007
Land and building	$4,909,587	$4,878,126
Computer equipment	427,920	567,842
Equipment	8,555,237	8,712,078
Batch and mining plants	15,199,768	14,854,898
Vehicles	10,767,278	10,067,788
Office furniture and equipment	94,114	81,207
Leasehold improvements	513,722	526,386
Water rights	2,250,000	2,250,000

	42,717,626	41,938,325
Less: Accumulated depreciation	(18,728,938)	(15,591,091)

	$23,988,688	$26,347,234

6. Accrued Liabilities:
          Accrued liabilities consist of the following:

	December 31,
	2008	2007
Compensation	$503,781	$1,233,530
Taxes	199,223	273,883
Insurance	31,879	46,032
Other	231,175	469,958

	$966,058	$2,023,403

7. Line of Credit:
          The Company’s line of credit loan agreement expired on December 31, 2008, had an interest rate at Wells Fargo Bank’s prime, plus .25%. The interest rate as of December 31, 2008 was 3.50%. The balance outstanding on the line of credit as of December 31, 2008 was $250,000 and is reported in Note 8-Notes Payable of these notes to financial statements. The line of credit converted into a term agreement requiring equal monthly principal plus interest payments through December 31, 2011 and is collateralized by all of the Company’s assets. On February 2, 2009, the Company and Wells Fargo agreed to an amended agreement. Under the terms of the amended agreement, Meadow Valley was released as a guarantor, and the Company is required to maintain a certain level of tangible net worth, a ratio of total debt to tangible net worth, a minimum cash flow to debt ratio, as well as a minimum cash balance. The Company is also required to obtain written approval before selling or assigning its real property, paying a dividend or paying Meadow Valley a management fee greater than $22,000 per month. As of December 31, 2008, the Company was in compliance with these covenants. On February 2, 2009, we repaid $250,000, the outstanding principal, on the revolving credit facility.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable:
          Notes payable consists of the following:

	December 31,
	2008	2007

5.99% note payable, with monthly payments of $471, due September 28, 2008, collateralized by a vehicle	$—	$4,138

5.31% note payable, with monthly payments of $1,730, due March 22, 2009, collateralized by vehicles	—	4,858

5.31% note payable, with monthly payments of $788, due April 8, 2009, collateralized by a vehicle	—	11,408

6.21% note payable, with monthly payments of $4,921 and a principal payment of $443,902, due April 16, 2009, collateralized by land	—	479,043

6.34% note payable, with monthly payments of $3,450 and a principal payment of $309,412, due April 16, 2009, collateralized by land	—	333,652

5.22% note payable, with monthly payments of $10,398, due May 25, 2008, collateralized by equipment	—	51,346

7.05% note payable, with monthly payments of $2,930 and a principal payment of $254,742, due August 27, 2009, collateralized by land	—	278,601

5.90% note payable, with monthly payments of $593, due December 15, 2009, collateralized by a vehicle	—	13,398

5.90% notes payable, with combined monthly payments of $5,322, due dates ranging from January 31, 2010 to March 11, 2010, collateralized by vehicles	—	127,087

7.25% note payable, with monthly payments of $4,153, due May 4, 2009, collateralized by equipment	—	66,455

7.50% notes payable, with combined monthly principal payments of $11,212 plus interest, due September 1, 2008, collateralized by equipment	—	89,697

6.85% notes payable, with combined monthly payments of $1,098, due September 28, 2010, collateralized by vehicles	—	32,946

6.85% note payable, with a monthly payment of $522, due October 13, 2010, collateralized by a vehicle	—	16,086

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	387,771	560,114

	$387,771	$2,068,829

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable (Continued):
          Notes payable consists of the following:

	December 31,
	2008	2007

Total from previous page	$387,771	$2,068,829
8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	822,701	1,188,346

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	785,475	1,099,665

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,343,188	1,406,689

7.55% note payable, with a monthly payment of $550, due July 20, 2011, collateralized by a vehicle	—	20,654

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	377,100	506,391

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	40,467	94,423

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,748,322	2,167,919

7.94% note payable, with a monthly payment of $2,654, due January 13, 2012, collateralized by vehicles	—	110,736

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	204,263	268,767

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	125,671	159,183

6.77% note payable, with a monthly payment of $1,745, due September 17, 2012, collateralized by vehicles	—	84,873

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	211,097	—

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	105,110	—

	$6,151,165	$9,176,475

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
8. Notes Payable (Continued):
          Notes payable consists of the following:

	December 31,
	2008	2007
Total from previous page	$6,151,165	$9,176,475

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	594,903	—

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	163,430	—

6.8% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	626,669	—

6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	142,791	—

6.99% notes payable, with combined monthly principal payments of $5,292 plus interest, due December 29, 2013, collateralized by equipment	317,479	—

Line of credit, variable interest rate was 3.50% at December 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	250,000	664,012

	8,246,437	9,840,487
Less: current portion	(2,204,706)	(2,019,192)

	$6,041,731	$7,821,295

Following are maturities of long-term debt as of December 31, 2008 for each of the following years and in aggregate are:

Year ending December 31,	Amount
2009	$2,204,706
2010	2,169,519
2011	1,571,162
2012	902,011
2013	405,839
Subsequent to 2013	993,200

$8,246,437

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
9. Related Party Transactions:
     Related Party:
          During the year ended December 31, 2006, the Company provided construction materials to a related party in the amount of $152,630.
     Affiliate:
          During the years ended December 31, 2008, 2007 and 2006, the Company provided construction materials to an affiliate in the amounts of $550,364, $1,744,544 and $436,865, respectively. During the year ended December 31, 2006, the Company received construction services from an affiliate in the amount of $1,012,085. The balance due from (to) affiliate at December 31, 2008 and 2007 was ($177,825) and $37,859, respectively. These advances are considered short-term in nature. The Company repays or receives each current month-end balance in the following month for expenditures incurred by the affiliate on behalf of the Company or the sale of materials to the affiliate.
          During the year ended December 31, 2008, the Company sold equipment to an affiliate in the amount of $42,736.
          During the year ended December 31, 2007, the Company acquired equipment from an affiliate in the amount of $6,695. During the year ended December 31, 2006, the Company acquired equipment from an affiliate in the amount of $224,058.
          During the years ended December 31, 2008, 2007 and 2006, the Company leased office space to an affiliate in the amounts of $202,770, $202,770 and $10,326, respectively. As of January 1, 2009, the companies entered into a lease agreement for approximately 12,260 square feet of office space, including a proportionate share of common areas, for a monthly rent of $18,500, which includes a proportionate charge for janitorial services, maintenance, taxes and utilities; the lease agreement expires December 31, 2009.
          The Company has an administrative service agreement with Meadow Valley to receive management and administrative services for a monthly fee of $22,000. For the years ended December 31, 2008, 2007 and 2006, the total fees associated with the above services totaled $264,000 each year. The agreement is month to month and can be terminated by either party.
     Professional Services:
          During the years ended December 31, 2008, 2007 and 2006, the Company incurred director fees of $98,000, $98,000 and $52,000, respectively, in aggregate to outside members of the board of directors. At December 31, 2008 and 2007, the amount due to related parties which included amounts due to outside directors totaled $98,000 and $98,000, respectively.
10. Income Taxes:
          The provisions for income tax (benefit) expense from operations consist of the following:

	For the years ended December 31,
	2008	2007	2006
Current:
Federal and State	(1,026,780)	1,082,483	2,159,409

Deferred	(412,219)	(326,376)	(287,078)

	$(1,438,999)	$756,107	$1,872,331

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
10. Income Taxes (Continued):
          The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2008	2007
Deferred tax asset:
Bad debt allowance	$439,925	$136,593
State operating loss carry forward	19,438	—
Accrued vacation payable	128,243	148,952
Director stock-based compensation	109,286	73,851

	696,892	359,396

Deferred tax liability:
Depreciation	(1,216,100)	(1,290,823)

Net deferred tax liability	$(519,208)	$(931,427)

          For the years ended December 31, 2008, 2007 and 2006, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the years ended December 31,
	2008	2007	2006
Statutory rate of 34% applied to income (loss) before income taxes	$(1,492,112)	$717,845	$1,771,946

State income tax expense, (benefit), net of federal benefit	(72,547)	39,228	85,848

Increase (decrease) in income taxes resulting from:
Non-deductible items	96,820	27,797	14,537
Domestic production activies deduction	28,840	(28,763)	—

	$(1,438,999)	$756,107	$1,872,331

11. Commitments and Contingencies:
          The Company leases batch plants, equipment, mixer trucks and property under operating leases and raw material purchase obligations expiring in various years through 2019. Rent expense under the aforementioned operating leases was $2,786,003, $3,045,980 and $2,529,996 for the years ended December 31, 2008, 2007 and 2006, respectively. Purchases under the aforementioned purchase agreements were $4,150,842, $5,073,358 and $2,591,748, respectively.
          Minimum future rental payments under non-cancelable operating lease agreements as of December 31, 2008, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2009	$2,149,798
2010	1,398,274
2011	590,768
2012	670

$4,139,510

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
11. Commitments and Contingencies (Continued):
          Minimum future purchase agreement payments under non-cancelable purchase agreements as of December 31, 2008, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2009	$4,485,476
2010	4,025,435
2011	4,020,000
2012	4,020,000
2013	4,020,000
Subsequent to 2013	8,915,000

$29,485,911

          The Company is a party to an administrative service agreement to receive management and administrative services from Meadow Valley for a monthly fee of $22,000. The agreement is month to month, but both parties intend on utilize the agreement until at least December 31, 2009. As of December 31, 2008, the total commitment for each of the following years is as follows:

Year ending December 31,	Amount

2009	$264,000

          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation against its officers or directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete totaling approximately $200,000. The total amount of Kitchell Contractors, Inc.’s claim including costs, overhead, profit, interest, attorney and expert fees total approximately $400,000. The claim alleges that the materials supplied to a construction project did not meet the minimum standards as defined in the contract between the parties. We are disputing their claims and are vigorously defending against the complaint. As such, no liability has been accrued at December 31, 2008 related to this matter.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
12. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the years ended December 31,
	2008	2007	2006
Weighted average common shares outstanding	3,809,500	3,808,337	3,807,500
Dilutive effect of:
Stock options and warrants	—	8,672	26,080

Weighted average common shares outstanding assuming dilution	3,809,500	3,817,009	3,833,580

          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the year ended December 31, 2008, the Company had no outstanding option or warrants included in the calculation of dilutive common stock. For the year ended December 31, 2008, the Company had outstanding options to purchase 218,875 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net income per common share for the year ended December 31, 2007 was computed based on the weighted average number of shares of common stock outstanding during the period and the weighted average number of options to purchase 225,875 shares of common stock at a per share exercise price of $11.00, included in the calculation of dilutive common stock. For the year ended December 31, 2007, the Company had outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85, which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the earnings per share calculation as they were anti-dilutive.
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
14. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the years ended December 31, 2008 and 2007, the Company financed the purchase of property and equipment in the amounts of $1,843,139 and $1,635,333, respectively.
          During the years ended December 31, 2008 and 2007, the Company incurred $171,586 and $375,081, respectively, in stock-based compensation expense associated with stock option grants to employees, directors and consultants.
15. Significant Customer:
          For the years ended December 31, 2008, 2007 and 2006, the Company did not recognize a significant portion of its revenue from any one customer.
16. Employee Benefit Plan:
          The Company maintains a 401(k) profit sharing plan (“Plan”) allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the board of directors, and are subject to certain limitations. For the years ended December 31, 2008, 2007 and 2006, the Company contributed $0, $282,020 and $257,413, respectively, to the Plan.
17. Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,
2008
Revenue	$15,786,522	$17,074,186	$16,352,655	$11,487,697
Gross profit (loss)	(2,685)	283,508	22,702	(239,831)
Loss from operations	(1,034,535)	(775,561)	(1,014,769)	(1,742,502)
Net loss	(651,080)	(466,901)	(607,549)	(1,224,035)
Basic net loss per common share	(0.17)	(0.12)	(0.16)	(0.32)
Diluted net loss per common share	(0.17)	(0.12)	(0.16)	(0.32)
Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS
17. Quarterly Financial Data (Unaudited) (Continued):

	March 31,	June 30,	September 30,	December 31,
2007
Revenue	$20,362,442	$22,502,836	$19,093,113	$15,406,281
Gross profit	2,101,014	2,357,419	1,114,549	581,500
Income (loss) from operations	939,018	1,210,894	(41,276)	(528,617)
Net income (loss)	698,486	797,619	57,748	(198,651)
Basic net income (loss) per common share	0.18	0.21	0.02	(0.05)
Diluted net income (loss) per common share	0.18	0.21	0.02	(0.05)
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,808,848	3,809,500
Diluted weighted average common shares outstanding	3,818,693	3,832,491	3,832,343	3,809,500

2006
Revenue	$21,131,524	$22,997,614	$20,593,013	$18,866,652
Gross profit	2,672,958	2,840,575	1,921,029	1,771,805
Income from operations	1,536,287	1,588,010	1,019,192	783,626
Net income	1,015,712	1,043,326	680,088	600,149
Basic net income per common share	0.27	0.27	0.18	0.16
Diluted net income per common share	0.26	0.27	0.18	0.16
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,807,500	3,807,500
Diluted weighted average common shares outstanding	3,866,588	3,852,732	3,807,500	3,807,500

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded (i) that our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) that our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
          This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
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
Item 9B. Other Information
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
          The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders.
Item 11. Executive Compensation
          The information required by Item 11 relating to our directors is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required by Item 12 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
          The information required by Item 13 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of shareholders.
Item 14. Principal Accounting Fees and Services
          The information required by Item 14 is incorporated herein by reference to our 2009 annual meeting of shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
          (a)  (1)     Financial Statements
                                   See Item 8 of Part II hereof.
                (2)      Financial Statement Schedules
                                   See Item See Schedule below and Item 8 of Part II hereof.
     Schedule of Valuation and Qualifying Accounts

In Thousands	Balance at	Charged to		Balance at
	Beginning	Expense		End of
Description	of Year	Account	Deductions	Year

Year ended December 31, 2006 Allowance for doubtful accounts	$260	$98	$(49)	$309

Year ended December 31, 2007 Allowance for doubtful accounts	$309	$117	$(46)	$380

Year ended December 31, 2008 Allowance for doubtful accounts	$380	$916	$(86)	$1,210
          (3) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the registrant, as amended
3.2	Amended and Restated Bylaws of the registrant
10.1	2005 Equity Incentive Plan
10.4	Office Lease (Las Vegas)
10.7	Administrative Services Agreement

Exhibit Number	Description

10.8	Production Facility Lease (Sun City, Arizona)
10.9	Production Facility Lease (Henderson, Nevada)
10.10	Production Facility Lease (Moapa, Nevada)
10.11	Decorative Rock Lease (Moapa, Nevada)
10.12	Oliver Mining Lease (Queen Creek, Arizona)
10.15	Office Lease (Las Vegas)
10.16	Production Facility Lease (Tolleson, Arizona)
10.17	Production Facility Lease (Northwest Las Vegas, Nevada)
10.18	Lease and Supply Agreement (Buckeye, Arizona)
10.19	Production Facility Lease (Northwest Las Vegas, Nevada)
10.20	Amendment to Decorative Rock Lease (Moapa, Nevada)
10.21	Production Facility Renewal (Moapa, Nevada)
10.22	Officer / Director Indemnification Agreement
14.1	Code of Ethics
23.1	Consent of Independent Auditors
24	Powers of Attorney (included on the signature pages hereto)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC.
/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) Date: February 25, 2009
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

/s/ Bradley E. Larson	/s/ Robert A. DeRuiter

Bradley E. Larson Director and Chief Executive Officer Date: February 25, 2009	Robert A. DeRuiter Director and President Date: February 25, 2009

/s/ Kenneth D. Nelson	/s/ Don A. Patterson

Kenneth D. Nelson Director and Vice President Date: February 25, 2009	Don A. Patterson Director Date: February 25, 2009

/s/ Charles E. Cowan	/s/ Dan H. Stewart

Charles E. Cowan Director Date: February 25, 2009	Dan H. Stewart Director Date: February 25, 2009

/s/ Charles R. Norton	/s/ Clint Tryon

Charles R. Norton Director Date: February 25, 2009	Clint Tryon Chief Financial Officer, Principal Financial and Accounting Officer Date: February 25, 2009

EXHIBIT INDEX

Exhibit		By Reference
Number	Description	from Document

3.1	Articles of Incorporation of the registrant, as amended	(5)
3.2	Amended and Restated Bylaws of the registrant	*
10.1	2005 Equity Incentive Plan	(1)
10.4	Office Lease (Las Vegas)	(1)
10.7	Administrative Services Agreement	(1)
10.8	Production Facility Lease (Sun City, Arizona)	(1)
10.9	Production Facility Lease (Henderson, Nevada)	(1)
10.10	Production Facility Lease (Moapa, Nevada)	(1)
10.11	Decorative Rock Lease (Moapa, Nevada)	(1)
10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)
10.15	Office Lease (Las Vegas)	(2)
10.16	Production Facility Lease (Tolleson, Arizona)	(1)
10.17	Production Facility Lease (Northwest Las Vegas, Nevada)	(1)
10.18	Lease and Supply Agreement (Buckeye, Arizona)	(3)
10.19	Production Facility Lease (Northwest Las Vegas, Nevada)	(3)
10.20	Amendment to Decorative Rock Lease (Moapa, Nevada)	(3)
10.21	Production Facility Renewal (Moapa, Nevada)	(3)
10.22	Officer / Director Indemnification Agreement	(4)
14.1	Code of Ethics	(1)
23.1	Consent of Independent Auditors	*
24	Powers of Attorney (included on the signature pages hereto)	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and	*
	15d-14 of The Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and	*
	15d-14 of The Securities Exchange Act of 1934

Exhibit		By Reference
Number	Description	from Document

32	Certification of Chief Executive Officer and Chief Financial Officer	*
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Previously filed as an exhibit with the same exhibit number to the registrant’s Registration Statement on Form S-1 filed on February 11, 2005.

(2)	Previously filed as an exhibit with the exhibit number 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2007.

(3)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-K filed on August 12, 2008.

(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed on August 6, 2008.

(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 30, 2007.