Form 10-Q
period 2009-03-31
Ready Mix, Inc.
filed 2009-05-14
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
4602 East Thomas Road
Phoenix, Arizona 85018
(Address of principal executive offices)
(602) 957-2722
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of May 11, 2009:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,532,267	$4,204,280
Accounts receivable, net	5,133,849	6,751,769
Inventory	1,723,926	1,411,761
Prepaid expenses	2,131,885	1,189,598
Income tax receivable	1,868,708	1,026,133
Deferred tax asset	708,880	696,892

Total current assets	15,099,515	15,280,433
Property and equipment, net	22,780,920	23,988,688
Refundable deposits	108,079	108,079

Total assets	$37,988,514	$39,377,200

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,157,756	$2,329,620
Accrued liabilities	2,109,204	966,058
Notes payable	2,109,167	2,204,706
Due to affiliate	70,758	177,825

Total current liabilities	6,446,885	5,678,209
Notes payable, less current portion	5,353,631	6,041,731
Deferred tax liability	1,216,100	1,216,100

Total liabilities	13,016,616	12,936,040

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,412,507	18,362,557
Retained earnings	6,555,581	8,074,793

Total stockholders’ equity	24,971,898	26,441,160

Total liabilities and stockholders’ equity	$37,988,514	$39,377,200

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Revenue:
Revenue	$8,699,050	$15,690,411
Revenue — related parties	5,052	96,111

Total revenue	8,704,102	15,786,522
Cost of revenue	10,207,887	15,789,207

Gross loss	(1,503,785)	(2,685)
General and administrative expenses	942,377	1,031,850

Loss from operations	(2,446,162)	(1,034,535)

Other income (expense):
Interest income	5,956	71,338
Interest expense	(24,569)	(27,520)
Other income (expense)	91,045	(26,595)

	72,432	17,223

Loss before income taxes	(2,373,730)	(1,017,312)

Income tax benefit	854,518	366,232

Net loss	$(1,519,212)	$(651,080)

Basic net loss per common share	$(0.40)	$(0.17)

Diluted net loss per common share	$(0.40)	$(0.17)

Basic weighted average common shares outstanding	3,809,500	3,809,500

Diluted weighted average common shares outstanding	3,809,500	3,809,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2009	3,809,500	$3,810	$18,362,557	$8,074,793
Stock based compensation expense			49,950
Net loss for the three months ended March 31, 2009				(1,519,212)

Balance at March 31, 2009	3,809,500	$3,810	$18,412,507	$6,555,581

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$10,652,521	$14,784,597
Cash paid to suppliers and employees	(10,456,002)	(16,494,096)
Taxes paid	(45)	(33,310)
Interest received	5,956	71,338
Interest paid	(24,569)	(27,520)

Net cash provided by (used in) operating activities	177,861	(1,698,991)

Cash flows from investing activities:
Purchase of property and equipment	(11,372)	(22,629)
Cash received from sale of equipment	52,204	111,726

Net cash provided by investing activities	40,832	89,097

Cash flows from financing activities:
Received from (repayment of) due to affiliate	(107,067)	103,333
Repayment of notes payable	(783,639)	(693,483)
Repayment of capital lease obligations	—	(4,634)

Net cash used in financing activities	(890,706)	(594,784)

Net decrease in cash and cash equivalents	(672,013)	(2,204,678)
Cash and cash equivalents at beginning of period	4,204,280	9,157,868

Cash and cash equivalents at end of period	$3,532,267	$6,953,190

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(1,519,212)	$(651,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,197,899	1,150,085
(Gain) loss on sale of equipment	(30,963)	108,320
Deferred taxes, net	(11,988)	(21,203)
Stock-based compensation expense	49,950	78,742
Provision for doubtful accounts	(270,417)	23,790
Changes in operating assets and liabilities:
Accounts receivable	1,888,337	(1,083,650)
Prepaid expenses	(942,287)	166,582
Inventory	(312,165)	(127,015)
Refundable deposits	—	(142,199)
Accounts payable	(171,864)	(444,406)
Accrued liabilities	1,143,146	(378,618)
Income tax receivable	(842,575)	(378,339)

Net cash provided by (used in) operating activities	$177,861	$(1,698,991)

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Parent Corp (“Parent”)) (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2008 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.
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
          Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies and the valuation of stock options, which are discussed in the respective notes to the condensed financial statements.
     Revenue Recognition:
          We recognize revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance. At the time of delivery, the following have occurred:
•	The contract has been evidenced by the customer’s signature on the delivery ticket;

•	A price per unit has been determined; and

•	Collectibility has been reasonably assured either by credit authorization of the customer or by COD terms.
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
          We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is generally determined using an average of the contractual term and vesting period of the award and in some cases contractual term is used;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock since the Company’s initial public offering;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
     Recent Accounting Pronouncements:
          On January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) for the Company’s financial assets and financial liabilities. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), the Company deferred the effective date of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS No. 157 for the Company’s nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on the Company’s financial position and results of operations.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.
          In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on the Company’s financial position and results of operations.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          On January 1, 2009, the Company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on the Company’s financial position and results of operations.
          In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s financial position and results of operations.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company’s financial position and results of operations.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The Company is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company’s financial position and results of operations.
2. Stock-Based Compensation:
          The Company accounts for stock based compensation utilizing the fair value recognition provisions of SFAS 123R. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          As of March 31, 2009, the Company has the following stock-based compensation plan:
     Equity Incentive Plan:
          In 2005, the Company adopted the 2005 Equity Incentive Plan (the “2005 Plan”). The 2005 Plan permits the granting of up to 675,000 shares of the Company’s common stock in any or all of the following types of awards: (1) incentive and nonqualified stock options, (2) stock appreciation rights, (3) stock awards, restricted stock and stock units, and (4) other stock or cash-based awards. In connection with any award or any deferred award, payments may also be made representing dividends or their equivalent.
          As of March 31, 2009, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2009, 118,875 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted
	during the three	Awards granted
	months ended	prior to
	March 31, 2009	January 1, 2009
Dividend yield	0%	0%
Expected volatility	63.4% - 65.7%	21.4% - 39.1%
Weighted-average volatility	64.68%	27.47%
Risk-free interest rate	1.99%	3.00% - 5.00%
Expected life of options (in years)	5	3-5
Weighted-average grant-date fair value	$1.12	$2.53
          During the three months ended March 31, 2009, options to purchase an aggregate of 180,000 shares of the Company’s common stock were granted to Company employees and outside directors.
          The following table summarizes the stock option activity during the first three months of fiscal 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2009	379,125	$10.76	1.88	$967,716
Granted	180,000	2.03		201,400
Exercised	—	—		—	—
Forfeited or expired	(5,000)	11.00		(9,750)

Outstanding March 31, 2009	554,125	$7.92	2.72	$1,159,366	$80,000

Exercisable March 31, 2009	360,792	$10.26	1.74	$869,167	$27,200

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2009, for those awards that have an exercise price currently below the closing price as of March 31, 2009. Awards with an exercise price above the closing price as of March 31, 2009 are considered to have no intrinsic value.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of March 31, 2009 and changes during the three months ended March 31, 2009 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2009	33,333	$3.33
Granted	180,000	1.12
Vested	(20,000)	1.11
Forfeited	—	—

Nonvested stock options at March 31, 2009	193,333	$1.50

          The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the three months ended March 31, 2009 and 2008:

	2009	2008
Number of options to purchase shares granted	180,000	20,000
Weighted-average grant-date fair value	$1.12	$2.31

Number of options to purchase shares exercised	—	—
Aggregate intrinsic value of options exercised	$—	$—

Number of options to purchase shares vested	20,000	91,458
Aggregate fair value of options vested	$22,200	$185,543
          During the three months ended March 31, 2009 and 2008, the Company recognized compensation expense of $49,950 and $78,742, respectively, and a tax benefit of $11,988 and $12,887, respectively, related thereto. As of March 31, 2009, there was $262,451 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 2.29 years. During the three months ended March 31, 2009, options to purchase 5,000 shares of our common stock were forfeited, with a fair value per share of $1.95 at the date of grant, or a total fair value of $9,750.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the three months ended March 31, 2009 and 2008, the Company financed the purchase of property and equipment in the amounts of $0 and $1,089,649, respectively.
          During the three months ended March 31, 2009 and 2008, the Company incurred $49,950 and $78,742, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2009	2008
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$344,686	$387,771

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	731,290	822,701

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	706,927	785,475

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,326,156	1,343,188

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	344,777	377,100

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	26,978	40,467

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,643,423	1,748,322

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	188,137	204,263

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	117,293	125,671

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	193,980	211,097

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	97,025	105,110

	$5,720,672	$6,151,165

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	March 31,	December 31,
	2009	2008
Total from previous page	$5,720,672	$6,151,165

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	560,582	594,903

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	147,087	163,430

6.8% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	597,323	626,669

6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	135,530	142,791

6.99% notes payable, with combined monthly principal payments of $5,292 plus interest, due December 29, 2013, collateralized by equipment	301,604	317,479

Line of credit, variable interest rate was 3.50% at December 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	—	250,000

	7,462,798	8,246,437
Less: current portion	(2,109,167)	(2,204,706)

	$5,353,631	$6,041,731

          Following are maturities of long-term debt as of March 31, 2009 for each of the following years:

2010	$2,109,167
2011	2,087,569
2012	1,210,820
2013	835,730
2014	275,443
Subsequent to 2014	944,069

$7,462,798

          During the three months ended March 31, 2009, the Company amended its master security agreement with its capital expenditure commitment lender to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company modified certain financial covenants and prepayment provisions.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Listed below are the modified covenants which are required to be maintained by the Company as of December 31, 2008 and thereafter:

	March 31, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.52 to 1.0
Fixed charge coverage ratio (2)	.40 to 1.0	.44 to 1.0
Available cash minimum (3)	750,000	3,532,267
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, to be determined at lender’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of lender.

(5)	Management fee between Meadow Valley Contractors, Inc. and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the current directors, without the written consent of lender.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of lender.
          The Company’s amended security agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	On or before	After	After	After
	December 31,
	2009	2009	2010	2011

Prepayment penalty	6.00%	5.00%	3.00%	2.00%
          If the Company also prepays any amounts due under its lease agreement with the same lender on or before January 1, 2011, the Company must pay all remaining rents and all purchase option amounts contained in the lease agreement.
5. Line of Credit:
          The Company’s revolving loan agreement, which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, the Company repaid the outstanding principal of $.25 million on the revolving credit facility. The capital expenditure commitment remains outstanding and as of March 31, 2009, the Company has drawn the principal amount of $6.7 million on such commitment. In addition, during the three months ended March 31, 2009, the Company amended the master security agreement to remove the guarantees from the Company’s parent and another affiliate.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          During the three months ended March 31, 2009, the Company did not enter into any new lease commitments or amend any material purchase agreements.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2009.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete. As of March 31, 2009, the Company settled the matter and as such, no additional liability has been accrued at March 31, 2009 related to this matter.
7. Earnings per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Three months ended
	March 31,
	2009	2008
Weighted average common shares outstanding	3,809,500	3,809,500
Dilutive effect of:
Stock options and warrants	—	—

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Earnings per Share (Continued):
          All dilutive common stock equivalents are reflected in our earnings per share calculations. Anti-dilutive common stock equivalents are not included in our earnings per share calculations. For the three months ended March 31, 2009, the Company had outstanding options to purchase 213,875 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, outstanding options to purchase 80,000 shares of common stock at a per share exercise price of $2.07 and outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $1.99, in each case which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
          The Company’s diluted net loss per common share for the three months ended March 31, 2008 was computed based on the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2008, the Company had outstanding options to purchase 221,375 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, in each case which were not included in the earnings per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the earnings per share calculation as they were anti-dilutive.
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
          The effective income tax rate of approximately 36% for the three months ended March 31, 2009, and 2008, differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
          In April 2009, the Company granted options to purchase a total of 35,000 shares of the Company’s common stock. They were issued with a term of five years, vest equally over three years and have an exercise price of $2.65 per share. They were granted to two employees of the Company.

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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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
          We concentrate on supplying rock, sand and ready-mix concrete to our customers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. From our rock quarry, located approximately 50 miles northeast of Las Vegas in Moapa, Nevada, and our Lee Canyon pit located about 20 miles northwest of Las Vegas, we supply rock and sand to outside customers and for our own Las Vegas area ready-mix plants. The coarse aggregate and sand produced at the Moapa Quarry and the Lee Canyon Pit supply substantially all of the rock and sand needs for our Nevada operations. In the Phoenix metropolitan area, all of our ready-mix plants are currently supplied rock and sand from third parties.
Overview
          The current economic recession has severely affected the construction sectors in our market. In particular, the residential construction sector has severely declined and, consistent with historical construction cycles, the commercial construction sector’s decline has followed. Given the location of our batch plants and the nature of our customer base, these two sectors of the construction industry are the main drivers for demand of our product in our market. Decreased demand and falling prices have combined to reduce our revenue by 44.9% from last year’s first quarter and increase our losses from $651,080 in last year’s first quarter to $1,519,212 in this year’s first quarter.

          The residential sector’s decline has been staggering. We measure residential construction activity by both the number of new home closings and new home permits in any given period. Comparing this year’s first quarter to last year’s first quarter, new home closings in the combined Phoenix, Arizona and Las Vegas, Nevada metropolitan areas dropped 71% while new home permits fell by 59%. Last year, we thought it hard to imagine another year of such precipitous decline after we observed the first quarter drop between 2007 and 2008 of 65% in new home closings and 45% in new home permits in our market. The only bright spot is that the quarterly numbers have declined so significantly — 1,490 new permits and 3,490 new home closings in our market — that it is hard to believe that we are not at, or at least close to, the absolute bottom of the cycle.
          The outlook for the non-residential sector is less than encouraging. Referring to non-residential construction at a national level, FMI Corporation’s Construction Outlook — First Quarter 2009 Report states, “non-residential construction will plummet and begin at least three years of contraction.” Construction spending associated with the American Recovery and Reinvestment Act of 2009 will provide some degree of relief in the non-residential sector, but given the magnitude of the expected decline, it will likely be immaterial in our market.
          Our primary efforts during this current economic crisis will be to effectively manage our costs and our liquidity while positioning ourselves for the rebound that we believe will be part of this current cycle.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe our most critical accounting policies are the collectability of accounts receivable, the valuation of property and equipment, estimating income taxes, classification of leases and the valuation of stock-based compensation.
          We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at March 31, 2009 and December 31, 2008 amounted to $939,830 and $1,210,247, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The decrease in the provision for bad debt for the three months ended March 31, 2009 represented the write off of one large customer balance determined completely uncollectible during the three months ended March 31, 2009. Should our estimate for the provision of bad debt not be sufficient to allow for the write off of future bad debt we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
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

          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2009, the Company had total deferred tax assets of $.7 million with no valuation allowance and total deferred tax liabilities of $1.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
          We follow the standards established by Statements of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” (“SFAS 13”). One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 62 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria of SFAS 13 for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
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
New Accounting Pronouncements
          On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) for our financial assets and financial liabilities. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” (“FSP FAS 157-2”), we deferred the effective date of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The adoption of the fair value measurement provisions of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities had no impact on retained earnings and is not expected to have a material impact on our financial position and results of operations.
          In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our financial position and results of operations.
          In September 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (“EITF 08-5”). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The implementation of this standard did not have a material impact on our financial position and results of operations.
          On January 1, 2009, we adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS No. 161 amended the disclosure requirements for derivative financial instruments and hedging activities. Expanded qualitative disclosures required under SFAS No. 161 include: (1) how and why an entity uses derivative financial instruments; (2) how derivative financial instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and related interpretations; and (3) how derivative financial instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also requires several added quantitative disclosures in financial statements. As SFAS No. 161 amended only the disclosure requirements for derivative financial instruments and hedged items, the adoption had no impact on our financial position and results of operations.
          In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for our interim period ending on June 30, 2009. We are currently evaluating the effect that the provisions of FSP FAS 157-4 may have on our financial position and results of operations.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect our financial position and results of operations.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for our interim period ending on June 30, 2009. We are currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on our financial position and results of operations.
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three months ended
	March 31,
	2009		2008
(dollars in thousands)	(Unaudited)
Revenue	$8,699	99.9%	$15,690	99.4%
Related party revenue	5	0.1%	96	0.6%

Total revenue	8,704	100.0%	15,786	100.0%

Gross loss	(1,504)	-17.3%	(3)	0.0%
General and administrative expenses	942	10.8%	1,032	6.5%

Loss from operations	(2,446)	-28.1%	(1,035)	-6.6%
Interest income	6	0.1%	71	0.5%
Interest expense	(25)	-0.3%	(28)	-0.2%
Other income (expense)	91	1.0%	(27)	-0.2%
Income tax benefit	855	9.8%	366	2.3%

Net loss	$(1,519)	-17.5%	$(651)	-4.1%

Depreciation and amortization	$1,198	13.8%	$1,150	7.3%

Three months ended March 31, 2009 compared to three months ended March 31, 2008
          Revenue. Revenue decreased 44.9% to $8.7 million for the three months ended March 31, 2009, which we refer to as “interim 2009,” from $15.8 million for the three months ended March 31, 2008, which we refer to as “interim 2008.” The decreased revenue resulted primarily from a 40.4% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 13.7% decrease in the average unit sales price. The decreased volume in interim 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We provide ready-mix concrete to related parties. Revenue from related parties for interim 2009 was $5.0 thousand, representing 0.1% of total revenue compared to $96.0 thousand of total revenue in interim 2008. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
          Gross Profit. Gross profit decreased to ($1.5) million in interim 2009 from ($.003) million in interim 2008 and the gross profit margin decreased to (17.3%) from 0% in the respective periods. The decrease in the gross profit margin during interim 2009 when compared to interim 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level. We believe that the capacity expansion completed in 2007 and interim 2008 have positioned us to reap the benefits of our market expansion when demand in our market returns.

          Depreciation and Amortization. Depreciation and amortization expense remained flat at $1.2 million for interim 2009 and 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $.9 million for interim 2009 from $1.0 million for interim 2008. The $.1 million decrease resulted primarily from a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits and cost reductions in office and employee welfare related expenses, sales, marketing and advertising expenses and public company expenses, offset by an increase in bad debt expense and an increase in legal expense associated with the Kitchell Contractors, Inc. of Arizona litigation as discussed in Part II “Item 1. Legal Proceedings.”
          Interest Income and Expense. Interest income decreased to $6.0 thousand for interim 2009 from $71.0 thousand for interim 2008. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense decreased in interim 2009 to $25.0 thousand compared to $28.0 thousand for interim 2008. The decrease in interest expense was related to the payoff of debt associated with plant real property and our revolving line of credit. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2009 was $.1 million compared to $.2 million for interim 2008.
          Income Taxes. The increase in the income tax benefit for interim 2009 of $.9 million compared to an income tax benefit of $.4 million for interim 2008 was due to an increase in pre-tax losses in interim 2009 when compared to interim 2008. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Loss. The net loss was ($1.5) million for interim 2009 as compared to a net loss of ($.7) million for interim 2008. The increase in net loss resulted from a decrease in our sales of cubic yards of concrete and the decrease in the average unit sales price as discussed above.
Liquidity and Capital Resources
          Prepaid expenses at March 31, 2009 increased $.9 million from December 31, 2008. The Company secured its own insurance policies during the three months ended March 31, 2009 where prior practice was to combine insurance coverages with Meadow Valley Contractors, Inc. and incur insurance expense through intercompany activity on a monthly basis. In securing its insurance policies, the Company committed to twelve month policies during the quarter and financed these policies over the next eight months.
          Historically, our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, purchase support equipment at each location, secure and equip aggregate sources to allow a long-term source and quality of the aggregate products used to produce our concrete and provide working capital to support the expansion of our operations.
          Currently, we do not anticipate expanding our operations in the near term. Our current need for capital will be to supplement our lack of cash flow from operations to meet our debt repayment obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Financing, Inc., who we refer to as “WFE.”
          Our credit facility with WFE which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, we repaid $.25 million, the outstanding principal, on the revolving credit facility. Our capital expenditure commitment from WFE remains outstanding and as of March 31, 2009, we have drawn the principal amount of $6.7 million on such commitment. In addition, during the three months ended March 31, 2009, we amended the master security agreement with WFE to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company modified certain financial covenants.

          Listed below are the modified covenants which are required to be maintained by the Company as of December 31, 2008 and thereafter:

	March 31, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.52 to 1.0
Fixed charge coverage ratio (2)	.40 to 1.0	.44 to 1.0
Available cash minimum (3)	750,000	3,532,267
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as all interest bearing notes, loans and capital leases divided by the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of WFE.

(5)	Management fee between Meadow Valley Contractors, Inc. and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the current directors, without the written consent of WFE.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of WFE.
          Our amended security agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	On or before	After	After	After
	December 31,
	2009	2009	2010	2011

Prepayment penalty	6.00%	5.00%	3.00%	2.00%
          If the Company prepays any amounts due under the WFE Lease Agreement on or before January 1, 2011, we must pay to WFE all remaining rents and all purchase option amounts contained in the Lease Agreement.
          Over the next 12 months we do not anticipate any expansion of our plant or fleet of mixer trucks.
          As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We do not expect this trend to continue, but cannot assure that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations, however we do anticipate that our cash reserves are sufficient to meet our needs over the next 12 months.

          The following table sets forth for the three months ended March 31, 2009 and 2008, certain items from the condensed statements of cash flows.

	Three months ended
	March 31,
	2009	2008
(dollars in thousands)	(Unaudited)
Cash flows provided by (used in) operating activities	$178	$(1,699)
Cash flows provided by investing activities	41	89
Cash flows used in financing activities	(891)	(595)
          Cash provided by operating activities during interim 2009 of $.2 million represents a $1.9 million increase from the amount used in operating activities during interim 2008. The increase was primarily due to the positive net changes in accounts receivable and accrued liabilities in interim 2009 compared to interim 2008. Net cash received from customers and cash paid to suppliers and employees increased $1.9 million during interim 2009 from interim 2008.
          Cash provided by investing activities during interim 2009 of $41.0 thousand represents a $48.0 thousand decrease from the amount provided by investing activities during interim 2008. Investing activities during interim 2009 was due to non-financed capital expenditures of $11.0 thousand, offset by proceeds from the disposal of equipment in the amount of $52.0 thousand. Investing activities during interim 2008 were due to non-financed capital expenditures of $23.0 thousand, offset by proceeds from the disposal of equipment in the amount of $112.0 thousand.
          Cash used in financing activities during interim 2009 of $.9 million represents a $.3 million increase from the amount used in financing activities during interim 2008. Financing activities during interim 2009 included the repayment of notes payable and amounts repaid to Meadow Valley Contractors, Inc. of $.9 million. Financing activities during interim 2008 included the repayment of notes payable and capital leases of $.7 million, offset by proceeds from Meadow Valley Contractors, Inc. of $.1 million.
Website Access
          Our website address is www.readymixinc.com. On our website we make available, free of charge, our Annual Report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our code of ethics and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not applicable, as the Company is a smaller reporting company.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. As of the date of this report, the Company is involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, against us for reimbursement of costs they incurred to remove and replace concrete. As of March 31, 2009 the Company settled the matter and as such, no additional liability has been accrued at March 31, 2009 related to this matter.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 during the three months ended March 31, 2009.
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

READY MIX, INC. (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) May 14, 2009

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) May 14, 2009