Form 10-Q
period 2009-06-30
Ready Mix, Inc.
filed 2009-08-14
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of August 11, 2009:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of June 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Statements of Operations (Unaudited) — Six months and three months ended June 30, 2009 and 2008 and Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Six months ended June 30, 2009 and 2008	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28
EX-10.23
EX-10.24
EX-10.25
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$3,492,490	$4,204,280
Accounts receivable, net	3,946,159	6,751,769
Inventory	1,642,936	1,411,761
Prepaid expenses	1,431,715	1,189,598
Due from affiliate	70,142	—
Income tax receivable	971,361	1,026,133
Deferred tax asset	713,965	696,892

Total current assets	12,268,768	15,280,433
Property and equipment, net	21,614,538	23,988,688
Refundable deposits	108,079	108,079

Total assets	$33,991,385	$39,377,200

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$2,150,203	$2,329,620
Accrued liabilities	1,096,279	966,058
Notes payable	2,217,221	2,204,706
Due to affiliate	—	177,825

Total current liabilities	5,463,703	5,678,209
Notes payable, less current portion	4,810,860	6,041,731
Deferred tax liability	491,805	1,216,100

Total liabilities	10,766,368	12,936,040

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,471,132	18,362,557
Retained earnings	4,750,075	8,074,793

Total stockholders’ equity	23,225,017	26,441,160

Total liabilities and stockholders’ equity	$33,991,385	$39,377,200

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Revenue	$15,457,315	$32,595,666	$6,758,265	$16,905,255
Revenue — related parties	6,383	265,042	1,331	168,931

Total revenue	15,463,698	32,860,708	6,759,596	17,074,186
Cost of revenue	18,884,040	32,579,885	8,676,153	16,790,678

Gross profit (loss)	(3,420,342)	280,823	(1,916,557)	283,508
General and administrative expenses	1,769,207	2,090,919	826,830	1,059,069

Loss from operations	(5,189,549)	(1,810,096)	(2,743,387)	(775,561)

Other income (expense):
Interest income	9,248	104,698	3,292	33,360
Interest expense	(51,846)	(54,889)	(27,277)	(27,369)
Other income	194,695	13,442	103,650	40,037

	152,097	63,251	79,665	46,028

Loss before income taxes	(5,037,452)	(1,746,845)	(2,663,722)	(729,533)
Income tax benefit	1,712,734	628,864	858,216	262,632

Net loss	$(3,324,718)	$(1,117,981)	$(1,805,506)	$(466,901)

Basic net loss per common share	$(0.87)	$(0.29)	$(0.47)	$(0.12)

Diluted net loss per common share	$(0.87)	$(0.29)	$(0.47)	$(0.12)

Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2009	3,809,500	$3,810	$18,362,557	$8,074,793
Stock based compensation expense			108,575
Net loss for the six months ended June 30, 2009				(3,324,718)

Balance at June 30, 2009	3,809,500	$3,810	$18,471,132	$4,750,075

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2009	2008
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$18,858,142	$32,123,984
Cash paid to suppliers and employees	(18,998,049)	(32,780,017)
Taxes paid	—	(11,092)
Taxes refunded	1,026,138	—
Interest received	9,248	104,698
Interest paid	(51,846)	(54,889)

Net cash provided by (used in) operating activities	843,633	(617,316)

Cash flows from investing activities:
Purchase of property and equipment	(11,372)	(558,879)
Cash received from sale of equipment	88,872	111,726

Net cash provided by (used in) investing activities	77,500	(447,153)

Cash flows from financing activities:
Received from (repayment of) due to affiliate	(247,967)	178,151
Proceeds from notes payable	—	590,676
Repayment of notes payable	(1,384,956)	(1,414,354)
Repayment of capital lease obligations	—	(4,634)

Net cash used in financing activities	(1,632,923)	(650,161)

Net decrease in cash and cash equivalents	(711,790)	(1,714,630)
Cash and cash equivalents at beginning of period	4,204,280	9,157,868

Cash and cash equivalents at end of period	$3,492,490	$7,443,238

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(3,324,718)	$(1,117,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,332,892	2,339,349
(Gain) loss on sale of equipment	(36,242)	119,456
Deferred taxes, net	(741,368)	(25,774)
Stock-based compensation expense	108,575	111,285
Provision for doubtful accounts	(430,381)	(724)
Changes in operating assets and liabilities:
Accounts receivable	3,235,991	(869,622)
Prepaid expenses	(75,517)	237,140
Inventory	(231,175)	(399,218)
Income tax receivable/payable	54,772	(614,182)
Refundable deposits	—	31,772
Accounts payable	(179,417)	(139,692)
Accrued liabilities	130,221	(289,125)

Net cash provided by (used in) operating activities	$843,633	$(617,316)

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (a subsidiary of Meadow Valley Parent Corp (“Parent”)) (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2008 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, which are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
     Accounting Estimates:
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.
          Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies and the valuation of stock options, which are discussed in the respective notes to the condensed financial statements.
     Revenue Recognition:
          We recognize revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance and only when all of the following have occurred:
•	The contract has been evidenced by the customer’s signature on the delivery ticket;

•	A price per unit has been determined; and

•	Collectibility has been reasonably assured either by credit authorization of the customer or by COD terms.
          Large orders requiring multiple deliveries and spanning more than one day are invoiced daily for the deliveries on that day.
     Loss per Share:
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
     Loss per Share (Continued):
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
          We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate compensation expense are determined as follows:
•	Expected term is generally determined using an average of the contractual term and vesting period of the award and in some cases the contractual term is used;

•	Expected volatility is measured using the average of historical daily changes in the market price of the Company’s common stock since the Company’s initial public offering;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards; and

•	Forfeitures are based on the history of cancellations of similar awards granted by the Company and management’s analysis of potential forfeitures.
     Fair Value of Financial Instruments:
          The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.
          The balance of due from affiliate (due to affiliate) as of June 30, 2009 and December 31, 2008 was in the amounts of $70,142 and ($177,825), respectively. During the quarter ended June 30, 2009 and 2008, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
          The carrying amount of long-term debt approximates fair value as the interest rates on these instruments approximate the rates at which the Company could borrow at June 30, 2009 and December 31, 2008.
     Recent Accounting Pronouncements
          In April 2009, the FASB issued the following three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Company’s interim period ending on June 30, 2009. The adoption of FSP FAS 157-4 did not affect the Company’s financial position and results of operations.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the Company’s financial position and results of operations.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company’s interim period ending on June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not affect the Company’s financial position and results of operations.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for the Company’s second quarter ended June 30, 2009. The Company has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.
          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for our fiscal year beginning January 1, 2010. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. SFAS No. 167 is effective beginning January 1, 2010. As SFAS No. 167 amends provisions surrounding the consolidation of reporting companies’ financial statements, the adoption of SFAS No. 167 is not expected to affect the Company’s financial position and results of operations.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of SFAS No. 162” (“SFAS No. 162”). The statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements and revises the framework for selecting the accounting principles to be used. It is effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change GAAP. The principal impact on the Company’s financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

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
          As of June 30, 2009, the Company has the following stock-based compensation plan:
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
          As of June 30, 2009, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2009, 83,875 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and they typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted during the six	Awards granted prior to
	months ended June 30, 2009	January 1, 2009
Dividend yield	0%	0%
Expected volatility	63.4% – 66.4%	21.4% – 39.1%
Weighted-average volatility	64.96%	27.47%
Risk-free interest rate	1.99%	3.00% – 5.00%
Expected life of options (in years)	3-5	3-5
Weighted-average grant-date fair value	$1.15	$2.53
          During the six months ended June 30, 2009, options to purchase an aggregate of 215,000 shares of the Company’s common stock were granted to Company employees and outside directors.
          The following table summarizes the stock option activity during the six months ended June 30, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2009	379,125	$10.76	1.88	$967,716
Granted	215,000	2.13		246,200
Exercised	—	—		—	—
Forfeited or expired	(5,000)	11.00		(9,750)

Outstanding June 30, 2009	589,125	$7.61	2.61	$1,204,166	$363,950

Exercisable June 30, 2009	360,792	$10.31	1.49	$869,167	$36,600

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2009, for those awards that have an exercise price currently below the closing price as of June 30, 2009. Awards with an exercise price above the closing price as of June 30, 2009 are considered to have no intrinsic value.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of June 30, 2009 and changes during the six months ended June 30, 2009 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2009	33,333	$3.33
Granted	215,000	1.15
Vested	(20,000)	1.11
Forfeited	—	—

Nonvested stock options at June 30, 2009	228,333	$1.47

          The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the six months ended June 30, 2009 and 2008:

	2009	2008
Number of options to purchase shares granted	215,000	20,000
Weighted-average grant-date fair value	$1.15	$2.31

Number of options to purchase shares exercised	—	—
Aggregate intrinsic value of options exercised	$—	$—

Number of options to purchase shares vested	20,000	91,458
Aggregate fair value of options vested	$22,200	$185,543
          During the six months ended June 30, 2009 and 2008, the Company recognized compensation expense of $108,575 and $111,285, respectively, and a tax benefit of $17,073 and $25,774, respectively, related to grants of options to purchase shares of the Company’s common stock. As of June 30, 2009, there was $248,627 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 2.26 years. During the six months ended June 30, 2009, options to purchase 5,000 shares of the Company’s common stock were forfeited, with a fair value per share of $1.95 at the date of grant, or a total fair value of $9,750.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2009 and 2008, the Company financed the purchase of property, equipment and insurance policies in the amounts of $166,600 and $1,380,450, respectively.
          During the six months ended June 30, 2009 and 2008, the Company incurred $108,575 and $111,285, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2009	2008
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$301,600	$387,771

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	639,879	822,701
8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	628,380	785,475
7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,309,343	1,343,188
7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	312,454	377,100
7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	13,489	40,467
7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,538,523	1,748,322
7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	172,011	204,263
7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	108,915	125,671
6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	176,865	211,097
5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	88,939	105,110

	$5,290,398	$6,151,165

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	June 30,	December 31,
	2009	2008
Total from previous page	$5,290,398	$6,151,165
5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	526,260	594,903
6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	130,744	163,430
6.80% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	567,978	626,669
6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	128,270	142,791
6.99% notes payable, with combined monthly principal payments of $4,778 plus interest, due December 29, 2013, collateralized by equipment	258,038	317,479
4.60% note payable, with a monthly payment of $21,348, due December 28, 2009, collateralized by the Company’s umbrella insurance policy	126,393	—
Line of credit, variable interest rate was 3.50% at December 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	—	250,000

	7,028,081	8,246,437
Less: current portion	(2,217,221)	(2,204,706)

	$4,810,860	$6,041,731

          Following are maturities of long-term debt as of June 30, 2009 for each of the following years:

2010	$2,217,221
2011	1,948,323
2012	1,037,638
2013	695,048
2014	234,833
Subsequent to 2014	895,018

$7,028,081

          The majority of the Company’s notes payable are payable to the Company’s capital expenditure commitment lender, Wells Fargo Equipment Finance, Inc. (“WFE”). Effective February 2, 2009, the Company amended its master security agreement with WFE to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company added certain financial covenants and prepayment provisions.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Listed below are the covenants required to be maintained by the Company for the quarter ended June 30, 2009 and thereafter under the WFE agreement:

	June 30, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.49 to 1.0
Fixed charge coverage ratio (2)	.40 to 1.0	-.21 to 1.0
Available cash minimum (3)	750,000	3,492,490
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital losses to be determined at lender’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .65 to 1.0 for the quarter ending September 30, 2009, to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of lender.

(5)	Management fee between Meadow Valley Contractors, Inc. and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the directors in place as of February 2, 2009 without the written consent of lender.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of lender.
          The Company’s amended WFE agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	On or before	After	After	After
	December 31,
	2009	2009	2010	2011
Prepayment penalty	6.00%	5.00%	3.00%	2.00%
          If the Company prepays any amounts due under its separate lease agreement with WFE on or before January 1, 2011, the Company must pay all remaining rents and all purchase option amounts contained in the lease agreement.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          As of June 30, 2009, the Company was not in compliance with the fixed charge coverage ratio, as listed above. The Company and WFE have amended the agreements to: (1) include a waiver of the fixed charge coverage ratio covenant requirement for the quarters ending June 30, 2009 and September 30, 2009; (2) have WFE accept payments of interest only for four months, which will defer the Company’s payment of approximately $695,000 in principal during such period; (3) require the Company to provide approximately an additional $750,000 in collateral to secure the deferred principal; (4) require the Company to pay WFE a $8,500 consent fee; and (5) require the Company to pay WFE 35% of proceeds in excess of related loans and costs if the Company were to sell its headquarters building and the real estate on which it is located.
          The Company also has a covenant requirement with its lender National Bank of Arizona (“NBA”). The NBA loan is secured by the Company’s headquarters building in Phoenix, Arizona. The covenant requirement is a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. By letter received on August 10, 2009, NBA alleged that the covenant requirement is 1.25 to 1.0 for the year end December 31, 2008 and that the Company is out of compliance with a ratio of .80 to 1.0. The Company has made all payments timely, is currently in discussions with NBA and expects to obtain a waiver of the covenant requirement and amend the loan agreement. Although these discussions are ongoing and the Company and NBA have agreed in principle to basic terms that would accomplish the foregoing, there can be no assurance that the Company will be able to obtain an amendment or waiver from NBA. If the Company is not able to do so, the $1.3 million note payable that is currently outstanding to NBA could become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if the Company were not able to repay it. If NBA accelerates the payment requirements, the Company may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on the Company’s financial condition and results of operations.
          Since the Company has obtained a waiver through September 30, 2009 related to the WFE covenant violation and the Company believes that it has reached an agreement in principle related to the NBA covenant violation there has been no acceleration of debt as of June 30, 2009 in the accompanying financial statements.
5. Line of Credit:
          The Company’s revolving loan agreement, which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, the Company repaid the outstanding principal of $.25 million on the revolving credit facility. The capital expenditure commitment remains outstanding and as of June 30, 2009, the Company has drawn the principal amount of $5.7 million on such commitment. In addition, effective February 2, 2009, the Company amended the master security agreement to remove the guaranties from the Company’s parent and another affiliate. See Note 4 – Notes Payable above.
6. Commitments:
          During the six months ended June 30, 2009, the Company entered into a new office equipment lease commitment that involved the payoff of a separate lease agreement for the same type of office equipment. The new lease is for 60 months and the minimum amount of future lease payments is approximately $400 per month or $24,000 over the entire lease term.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and that there is no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments (Continued):
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. During the period covered by this report, the Company was involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, for reimbursement of costs they incurred to remove and replace concrete. On February 25, 2009, the Company paid Kitchell $100,000 and settled the matter and accordingly, no additional liability has been accrued at June 30, 2009 related to this matter.
7. Loss per Share:
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
          Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Dilutive effect of:
Stock options and warrants	—	—	—	—

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500	3,809,500	3,809,500

          All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. For the six months and three months ended June 30, 2009, the Company had outstanding options to purchase 589,125 shares of common stock at a range of $1.99 to $12.85 per share, which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.
          For the six months and three months ended June 30, 2008, the Company had outstanding options to purchase 218,875 shares of common stock at a per share exercise price of $11.00, outstanding options to purchase 20,250 shares of common stock at a per share exercise price of $12.50, outstanding options to purchase 100,000 shares of common stock at a per share exercise price of $10.35, outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $12.85 and outstanding options to purchase 20,000 shares of common stock at a per share exercise price of $6.40, all of which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.

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
          The effective income tax rate of approximately 34% and 36%, respectively, for the six months ended June 30, 2009 and 2008 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
          In July 2009, the Company began making interest only payments on debt with WFE pursuant to discussions between the Company and WFE as it relates to the Company’s non-compliance with its June 30, 2009 fixed charge coverage ratio. The Company and WFE have amended the agreements to: (1) include a waiver of the fixed charge coverage ratio covenant requirement for the quarters ending June 30, 2009 and September 30, 2009; (2) have WFE accept payments of interest only for four months, which will defer the Company’s payment of approximately $695,000 in principal during such period; (3) require the Company to provide approximately an additional $750,000 in collateral to secure the deferred principal; (4) require the Company to pay WFE a $8,500 consent fee; and (5) require the Company to pay WFE 35% of proceeds in excess of related loans and costs if the Company were to sell its headquarters building and the real estate on which it is located. See Note 4 – Notes Payable.
          By a letter received on August 10, 2009, NBA alleged that the Company is in violation of its minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio. Currently, the Company is in discussions with NBA and expects to obtain a waiver of the covenant requirement and amend the loan agreement. Although these discussions are ongoing and the Company and NBA have agreed in principle to basic terms that would accomplish the foregoing, there can be no assurance that the Company will be able obtain an amendment or waiver from NBA. If the Company is not able to do so, the $1.3 million note payable that is currently outstanding to NBA could become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if the Company were not able to repay it. If NBA accelerates the payment requirements, the Company may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on the Company’s financial condition and results of operations. See Note 4 – Notes Payable.
          The Company has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.

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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors include, among others, the risks associated with:
•	the current economic environment and our continuing operating losses;

•	our alleged default of a financial covenant in our agreement with National Bank of Arizona;

•	whether we will be able to obtain a waiver of such covenant and amend our loan agreement with National Bank of Arizona, and the possible acceleration of the loan and seizure of our headquarters building if we are not able to do so: and

•	whether our Board’s evaluation of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, whether it will be completed.
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
General
          The following is management’s discussion and analysis of certain significant factors affecting the Company’s financial position and operating results during the periods included in the accompanying condensed financial statements. Except for the historical information contained herein, the matters set forth in this discussion and analysis are forward-looking statements.
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

Overview
          Current economic conditions in our market continue to cause decreased demand which, in turn, has continued to put downward pressure on average per cubic yard selling prices of ready-mix concrete. Construction services and construction materials industries continue to experience increased competition and compressed margins.
          Residential construction, a perennial staple of ready-mix concrete demand, is still declining significantly but is at least experiencing a slowing of its decline. Percentage declines of the last three consecutive quarterly year over year comparisons of single family housing permits issued in the combined Phoenix, Arizona and Las Vegas, Nevada market are:

Second Quarter 2009 versus Second Quarter 2008	-47%
First Quarter 2009 versus First Quarter 2008	-71%
Fourth Quarter 2008 versus Fourth Quarter 2007	-74%
          We believe this diminishing decline may be foretelling the bottoming of the residential market. The general consensus amongst prognosticators, however, is that our market will likely experience a slower and more gradual emergence from the current cycle than we have experienced historically. For the six months ended June 30, 2009, new home closings in the combined Phoenix, Arizona and Las Vegas, Nevada metropolitan areas dropped 57% while new home permits fell by 57%.
          We believe the non-residential market will continue to lag the residential market; therefore, the construction sector will not likely benefit from increasing non-residential construction for at least another four quarters. Construction spending associated with the American Recovery and Reinvestment Act of 2009 has provided negligible relief in the non-residential sector as of yet.
          Our primary efforts during this current economic crisis will be to effectively manage our costs and our liquidity while positioning ourselves for the rebound that we believe will be part of this current cycle. We also are working on obtaining a waiver of an alleged financial covenant default with National Bank of Arizona and amending our lending agreement.
          Finally, as announced on June 17, 2009, we have engaged the services of Lincoln International LLC to evaluate and advise the Board of Directors regarding strategic alternatives to enhance shareholder value, including the potential sale of the Company. The implementation of any strategic alternative would be subject to, among other things, the results of the Board’s evaluation of strategic alternatives, our ability to obtain Board and stockholder approvals of any proposed transaction, and customary conditions to the closing of any proposed transaction. Accordingly, we cannot assure you that the review of strategic alternatives will results in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed. We do not expect to make further public comment regarding the review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.
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
          We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at June 30, 2009 and December 31, 2008 amounted to $779,866 and $1,210,247, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The decrease in the provision for bad debt for the six months ended June 30, 2009 represented the write off of one large customer balance determined completely uncollectible during the six months ended June 30, 2009. Should our estimate for the provision of bad debt not be sufficient to allow for the write off of future bad debt we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2009, the Company had total deferred tax assets of $1.4 million with no valuation allowance and total deferred tax liabilities of $1.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
          Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years, therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority were to require us to amend a prior year’s tax return, we would record the increase or decrease in our tax obligation in the period in which it is more likely than not to be realized.
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
New Accounting Pronouncements
          In April 2009, the FASB issued the following three final Staff Positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for our interim period ending on June 30, 2009. The adoption of FSP FAS 157-4 did not affect our financial position and results of operations.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect our financial position and results of operations.

•	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for our interim period ending on June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not affect our financial position and results of operations.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”). FAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. FAS 165 is effective for our second quarter ended June 30, 2009. We have evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued.

          In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. FAS 166 is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.
          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS No. 167”) which changes how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The standard will require a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. SFAS No. 167 is effective beginning January 1, 2010. As SFAS No. 167 amends provisions surrounding the consolidation of reporting companies’ financial statements, the adoption of SFAS No. 167 is not expected to affect our financial position and results of operations.
          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of SFAS No. 162” (“SFAS No. 162”). The statement establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements and revises the framework for selecting the accounting principles to be used. It is effective for interim and annual periods ending after September 15, 2009. The Codification is not expected to change GAAP. The principal impact on our financial statements from the Codification adoption is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Six months ended				Three months ended
	June 30,				June 30,
	2009		2008		2009		2008
(dollars in thousands)	(Unaudited)				(Unaudited)
Revenue	$15,457	99.9%	$32,596	99.2%	$6,758	99.9%	$16,905	99.0%
Related party revenue	7	0.1%	265	0.8%	2	0.1%	169	1.0%

Total revenue	15,464	100.0%	32,861	100.0%	6,760	100.0%	17,074	100.0%

Gross profit (loss)	(3,420)	-22.1%	281	0.9%	(1,917)	-28.4%	284	1.7%
General and administrative expenses	1,769	11.4%	2,091	6.4%	827	12.2%	1,059	6.2%

Loss from operations	(5,190)	-33.6%	(1,810)	-5.5%	(2,743)	-40.6%	(776)	-4.5%
Interest income	9	0.1%	105	0.3%	3	0.1%	33	0.2%
Interest expense	(52)	-0.3%	(55)	-0.2%	(27)	-0.4%	(27)	-0.2%
Income tax benefit	1,713	11.1%	629	1.9%	858	12.7%	263	1.5%

Net loss	$(3,325)	-21.5%	$(1,118)	-3.4%	$(1,806)	-26.7%	$(467)	-2.7%

Depreciation and amortization	$2,333	15.1%	$2,339	7.1%	$1,135	16.8%	$1,189	7.0%

Six months ended June 30, 2009 compared to six months ended June 30, 2008
          Revenue. Revenue decreased 52.9% to $15.5 million for the six months ended June 30, 2009, which we refer to as “interim 2009,” from $32.9 million for the six months ended June 30, 2008, which we refer to as “interim 2008.” The decreased revenue resulted primarily from a 48.6% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 12.2% decrease in the average unit sales price. The decreased volume in interim 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
          We provide ready-mix concrete to related parties. Revenue from related parties for interim 2009 was $6.4 thousand or 0.1% of total revenue, compared to $.3 million or .8% of total revenue in interim 2008. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material.
          Gross Profit (Loss). Gross profit (loss) decreased to ($3.4) million in interim 2009 from $.3 million in interim 2008 and the gross profit margin decreased to (22.1%) from .9% in the respective periods. The decrease in the gross profit margin during interim 2009 when compared to interim 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level. We believe that the capacity expansions completed in 2007 and interim 2008 have positioned us to reap the benefits of our market expansion when demand in our market returns.
          Depreciation and Amortization. Depreciation and amortization expense remained flat at $2.3 million for interim 2009 and 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $1.8 million for interim 2009 from $2.1 million for interim 2008. The $.3 million decrease resulted primarily from a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits and cost reductions in office and employee welfare related expenses, sales, marketing and advertising expenses and public company expenses, offset by an increase in bad debt expense and an increase in legal expense associated with the Kitchell Contractors, Inc. of Arizona litigation as discussed in Part II “Item 1. Legal Proceedings.”
          Interest Income and Expense. Interest income decreased to $9.2 thousand for interim 2009 from $104.7 thousand for interim 2008. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense decreased in interim 2009 to $51.8 thousand compared to $54.9 thousand for interim 2008. The decrease in interest expense was related to the payoff of debt associated with plant real property and our revolving line of credit. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2009 was $.2 million compared to $.3 million for interim 2008.
          Income Taxes. The increase in the income tax benefit for interim 2009 of $1.7 million compared to an income tax benefit of $.6 million for interim 2008 was due to an increase in pre-tax losses in interim 2009 when compared to interim 2008. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Loss. The net loss was ($3.3) million for interim 2009 as compared to a net loss of ($1.1) million for interim 2008. The increase in net loss resulted from a decrease in our sales of units and the decrease in the average unit sales price as discussed above.
Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008
          Revenue. Revenue decreased 60.4% to $6.8 million for the three months ended June 30, 2009, which we refer to as “2nd quarter 2009,” from $17.1 million for the three months ended June 30, 2008, which we refer to as “2nd quarter 2008.” The decreased revenue resulted primarily from a 56.1% decrease in the sale of units, compounded by a 13.5% decrease in the average unit sales price. The decreased volume in 2nd quarter 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
          We provide ready-mix concrete to related parties. Revenue from related parties for 2nd quarter 2009 was $1.3 thousand or 0.1% of total revenue compared to $.2 million or 1.0% of total revenue in 2nd quarter 2008. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material.
          Gross Profit (Loss). Gross profit (loss) decreased to ($1.9) million in 2nd quarter 2009 from $.3 million in 2nd quarter 2008 and the gross profit margin decreased to (28.4%) from 1.7% in the respective periods. The decrease in the gross profit margin during 2nd quarter 2009 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.
          Depreciation and Amortization. Depreciation and amortization expense decreased $.1 million, or 4.6%, to $1.1 million for 2nd quarter 2009 from $1.2 million in 2nd quarter 2008.
          General and Administrative Expenses. General and administrative expenses decreased to $.8 million for 2nd quarter 2009 from $1.1 million in 2nd quarter 2008. The $.3 million decrease resulted primarily from a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits.
          Interest Income and Expense. Interest income decreased to $3.3 thousand for 2nd quarter 2009 from $33.4 thousand for 2nd quarter 2008. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense remained relatively flat in 2nd quarter 2009 and 2nd quarter 2008 at approximately $27.0 thousand. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during 2nd quarter 2009 was $.12 million compared to $.16 million for 2nd quarter 2008.
          Income Taxes. The increase in the income tax benefit for 2nd quarter 2009 of $.9 million compared to an income tax benefit of $.3 million for 2nd quarter 2008 was due to an increase in pre-tax losses in interim 2009 when compared to interim 2008. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Loss. The net loss was ($1.8) million for 2nd quarter 2009 as compared to a net loss of ($.5) million for 2nd quarter 2008. The increase in net loss resulted from the decrease in our sales of units and the decrease in the average per unit sales price as discussed above.
Liquidity and Capital Resources
          Historically, our primary need for capital has been to increase the number of mixer trucks in our fleet, to increase the number of concrete batch plant locations, purchase support equipment at each location, to secure and equip aggregate sources to allow a long-term source and quality of the aggregate products used to produce our concrete, and to provide working capital to support the expansion of our operations.
          Currently, we do not anticipate expanding our operations over the next 12 months. Our current need for capital will be to supplement our lack of cash flow from operations to meet our debt and lease commitment obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Finance, Inc., who we refer to as “WFE.”
          Our credit facility with WFE which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, we repaid $.25 million, the outstanding principal, on the revolving credit facility. Our capital expenditure commitment from WFE remains outstanding and as of June 30, 2009, we have drawn the principal amount of $5.7 million on such commitment. In addition, during the six months ended June 30, 2009, we amended the master security agreement with WFE to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company added certain financial covenants and prepayment provisions.
          Listed below are the covenants required to be maintained by the Company for the quarter ended June 30, 2009 and thereafter under the WFE agreement:

	June 30, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.49 to 1.0
Fixed charge coverage ratio (2)	.40 to 1.0	-.21 to 1.0
Available cash minimum (3)	750,000	3,492,490
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital losses to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .65 to 1.0 for the quarter ending September 30, 2009, to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of WFE.

(5)	Management fee between Meadow Valley Contractors, Inc. and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the directors in place as of February 2, 2009 without the written consent of WFE.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of WFE.
          Our amended WFE agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	On or before	After	After	After
	December 31,
	2009	2009	2010	2011

Prepayment penalty	6.00%	5.00%	3.00%	2.00%
          If we prepay any amount due under our separate lease agreement with WFE on or before January 1, 2011, we must pay all remaining rents and all purchase option amounts contained in the lease agreement.
          As of June 30, 2009, we were not in compliance with the fixed charge coverage ratio, as listed above. The Company and WFE have amended the agreements to: (1) include a waiver of the fixed charge coverage ratio covenant requirement for the quarters ending June 30, 2009 and September 30, 2009; (2) have WFE accept payments of interest only for four months, which will defer our payment of approximately $695,000 in principal during such period; (3) require us to provide approximately an additional $750,000 in collateral to secure the deferred principal; (4) require us to pay WFE a $8,500 consent fee; and (5) require us to pay WFE 35% of proceeds in excess of related loans and costs if we were to sell its headquarters building and the real estate on which it is located.
          We also have a covenant requirement with our lender National Bank of Arizona (“NBA”). The NBA loan is secured by our headquarters building in Phoenix, Arizona. The covenant requirement is a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. By letter received on August 10, 2009, NBA alleged that the covenant requirement is 1.25 to 1.0 for the year end December 31, 2008 and that we are out of compliance with a ratio of .80 to 1.0. We have made all payments timely, are currently in discussions with NBA and expect to obtain a waiver of the covenant requirement and amend the loan agreement. Although these discussions are ongoing and the Company and NBA have agreed in principle to basic terms that would accomplish the foregoing, there can be no assurance that we will be able to obtain an amendment or waiver from NBA. If we are not able to do so, the $1.3 million note payable that is currently outstanding to NBA could become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if we were not able to repay it. If NBA accelerates the payment requirements, we may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on our financial condition and results of operations.
          As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We cannot assure you that cash flow from operations will be adequate to provide for the cash outflow needed to service all of our obligations; however, we do anticipate that we will be able to manage our working capital as well as implement other financing and assets sales opportunities as needed to meet our needs over the next 12 months.
          Currently, we have obtained a waiver from WFE for a covenant violation through the quarter ending September 30, 2009 and are in the process of obtaining a waiver from NBA for an alleged covenant violation. Based upon current trends, we believe that we will also be in violation of these covenants with both lenders at December 31, 2009. If we are unable to obtain a waiver for a covenant violation at December 31, 2009, or otherwise satisfactorily amend the loan agreements, defaults would arise with respect to these obligations, which could trigger either lender or both lenders to accelerate payment requirements under terms of the loan agreements. If this occurs, we will not have adequate liquidity to meet those needs.
          The following table sets forth for the six months ended June 30, 2009 and 2008, certain items from the condensed statements of cash flows.

	Six months ended
	June 30,
	2009	2008
(dollars in thousands)	(Unaudited)
Cash flows provided by (used in) operating activities	$844	$(617)
Cash flows provided by (used in) investing activities	78	(447)
Cash flows used in financing activities	(1,633)	(650)
          Cash provided by operating activities during interim 2009 of $.8 million represents a $1.5 million increase from the amount used in operating activities during interim 2008. The increase was primarily due to the positive net changes in accounts receivable and accrued liabilities in interim 2009 compared to interim 2008. Net cash received from customers and cash paid to suppliers and employees increased $.5 million during interim 2009 from interim 2008.
          Cash provided by investing activities during interim 2009 of $78.0 thousand represents a $.5 million increase from the amount used in investing activities during interim 2008. Increases in cash flows from investing activities during interim 2009 were due to the reduction of the purchase of property and equipment of $.5 million.
          Cash used in financing activities during interim 2009 of $1.6 million represents a $1.0 million increase from the amount used in financing activities during interim 2008. Financing activities during interim 2009 included the repayment of notes payable and amounts repaid to Meadow Valley Contractors, Inc. of $1.6 million. Financing activities during interim 2008 included the receipt of proceeds from notes payable in the amount of $.6 million and proceeds from Meadow Valley of $.2 million, offset by the repayment of notes payable and capital leases of $1.4 million.

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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q, have concluded that: (i) our disclosure controls and procedures are effective for ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. During the period covered by this report, the Company was involved in one material legal proceeding. On November 8, 2007, Kitchell Contractors, Inc. of Arizona (“Kitchell”) filed a complaint (CV2007-020708) in the Superior Court of the State of Arizona, for reimbursement of costs they incurred to remove and replace concrete. On February 25, 2009, the Company paid Kitchell $100,000 and settled the matter and accordingly, no additional liability has been accrued at June 30, 2009 related to this matter.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In fact, during the quarter ended June 30, 2009, events arose that lead us to add the following risk factors:
Our success in meeting our obligations and obtaining additional future waivers of covenant violations from our lenders in the next twelve months relies in large part, upon whether our business continues to experience significant declines in revenue. If we continue to experience similar significant declines in revenue, our ability to obtain future waivers of covenant violations may be unsuccessful and we may be unable to meet our payment obligations, especially if payment requirements are accelerated by our lenders.
          Our ability to meet covenant restrictions on our loan agreements are primarily based on current conditions in our markets and expected future developments, especially if we continue to experience significant declines in revenue, as well as other factors. Whether actual future results and developments will be consistent with our recent financial performance depends on a number of factors, including but not limited to:
•	Our customers’ confidence in our ability to serve their needs and our ability to continue to attract customers, particularly for new upcoming projects;

•	The financial viability of our suppliers and our ability to purchase concrete materials from our key suppliers at competitive prices;

•	Our ability to manage our batch plants and aggregate pit production facilities as needed to manage production volume with the least amount of cost and to complete other planned asset sales;

•	Our ability to obtain adequate backlog to offset continued revenue declines and our ability execute on backlog at improved margins;

•	The overall strength and stability of general economic conditions and of the ready-mix concrete industry, in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.
          In addition, future violations of covenant restrictions could be a significant factor as such violations may cause long-term debt and lease obligations to be reclassified as debt that would be due within the next twelve months. If any amounts that are due beyond twelve months are accelerated by any of our lenders, our ability to meet covenant restrictions of other lenders may be unsuccessful and could materially adversely affect our ability to meet our payment obligations.
Inadequate liquidity could materially adversely affect our business operations in the future.
          We require substantial liquidity to maintain our production facilities, meet scheduled term debt and lease obligations and run our normal business operations. If we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, we will be forced to further curtail capital spending and other programs that are important to the future success of our business. Our suppliers might respond to an apparent weakening of our liquidity position by requesting quicker payment of invoices or other assurances. If this were to happen, our need for cash would be intensified, and we might be unable to make payments to our suppliers as they become due.
          Our efforts to continue to maintain adequate liquidity will be very challenging given the current business environment and the immediate working capital requirements of our business. We anticipate that the effect on working capital of reductions in production volume will result in significant liquidity needs during the first quarter of 2010. Our ability to maintain adequate liquidity through the first half of 2010 will depend significantly on the volume and sales prices of cubic yards of concrete sold, the continuing curtailment of operating expenses and capital spending, the availability of additional short-term financing and the completion of some of our planned asset sales. We currently have a waiver of a covenant violation through September 30, 2009 on WFE loans and we anticipate obtaining a waiver with NBA for the covenant violations discussed above. Based upon current trends, we believe that we will also be in violation of these covenants with both lenders at December 31, 2009. If we are unable to obtain a waiver for a covenant violation at December 31, 2009, or otherwise satisfactorily amend the loan agreements, defaults would arise with respect to these obligations, which could trigger either lender or both lenders to accelerate payment requirements under terms of the loan agreements.
          We are committed to exploring liquidity enhancement options because there is no assurance that industry or capital markets conditions will improve before the first half of 2010, if then. If we implement planned operating actions that are substantially within our control, our estimated liquidity during 2010 will be inadequate to operate our business unless economic and construction industry conditions significantly improve, we receive substantial proceeds from asset sales, we take more aggressive working capital initiatives, or we gain access to capital markets and other private sources of funding, or some combination of these actions occurs. If we fail to obtain sufficient funding for any reason and we are unable to secure waivers for covenant violations and lenders accelerate payment requirements, we would not be able to meet our payment obligations and the Company may need to seek legal protection.
We are allegedly in breach of a financial covenant in our lending agreements with NBA, and any failure to obtain a waiver or amendment to this agreement could have a material adverse effect on our financial condition and results of operations.
          The NBA loan is secured by our headquarters building in Phoenix, Arizona, and contains a covenant requiring a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. By letter received on August 10, 2009, NBA alleged that the covenant requirement is 1.25 to 1.0 for the year ended December 31, 2008 and that we were out of compliance with a ratio of .80 to 1.0. We have made all payments timely, are currently in discussions with NBA and expect to obtain a waiver of the covenant requirement and amend the loan agreement. Although these discussions are ongoing and the Company and NBA have agreed in principle to basic terms that would accomplish the foregoing, there can be no assurance that we will be able to obtain an amendment or waiver from NBA. If we are not able to do so, the $1.3 million note payable that is currently outstanding to NBA could become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if we were not able to repay it. If NBA accelerates the payment requirements, we may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on our financial condition and results of operations.
We are currently losing money, may need additional financing, and may not be able to obtain it on favorable terms or at all.
          As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. Our ability to meet our debt and lease obligations and to fund our working capital needs will depend on the state of the economy generally and on our future operating performance and financial results, all of which will be subject in part to factors beyond our control. We cannot assure you that our cash flow from operations, combined with our existing cash and cash equivalents, will be adequate to meet our debt and operating lease obligations and our working capital needs over the next 12 months, particularly if we are not able to obtain a waiver and amendments from NBA and it accelerates our loan. If we are unable to generate cash flow from operations sufficient to cover these obligations and needs, and if we are unable to borrow sufficient funds, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, the terms of certain of our debt restricts our ability to sell assets and our use of the proceeds therefrom.
We cannot assure you that our Board’s consideration of strategic alternatives will result in any transaction being completed.
          As announced on June 17, 2009, we have engaged the services of Lincoln International LLC to evaluate and advise the Board of Directors regarding strategic alternatives to enhance shareholder value, including the potential sale of the Company. The implementation of any strategic alternative would be subject to, among other things, the results of the Board’s evaluation of strategic alternatives, our ability to obtain Board and stockholder approvals of any proposed transaction, and customary conditions to the closing of any proposed transaction. Accordingly, we cannot assure you that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed. We do not expect to make further public comment regarding the review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          As of June 30, 2009, we are not in compliance with the fixed charge coverage ratio in our master loan and security agreement with WFE. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and Part II. Item 1A. “Risk Factors” of this Form 10-Q.
          We were not in compliance with the adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio in our master loan and security agreement with NBA. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and Part II. Item 1A. “Risk Factors” of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s Annual Meeting of Shareholders on June 8, 2009, nominees for directors to hold office for a one year term, expiring 2010 or until election and qualification of their successors or until their resignation, death, disqualification or removal from office were elected by the holders of common stock with the following vote:

	Affirmative	Against	Abstention
Directors	Votes	Votes	Votes
Charles E. Cowan	3,581,428	75,111	3,740
Charles R. Norton	3,610,515	46,024	3,710
Dan H. Stewart	3,577,842	78,697	3,710
Gary A. Agron	3,607,579	49,610	3,090
Bradley E. Larson	3,600,910	51,624	7,745
Robert A. DeRuiter	3,573,315	80,711	6,253
Kenneth D. Nelson	3,604,915	51,624	3,740
          A proposal to ratify the selection of Semple, Marchal and Cooper, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by the holders of common stock with the following vote:

Affirmative	Against	Abstention
Votes	Votes	Votes
3,619,009	32,573	8,697
Item 5. Other Information
          None.
Item 6. Exhibits
Exhibits:
10.23	Promissory Note and Business Loan Agreement with National Bank of Arizona

10.24	Notice of Loan Covenant Violations from National Bank of Arizona

10.25	Amendment to Master Loan and Security Agreements with Wells Fargo Equipment Finance, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC. (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) August 14, 2009

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) August 14, 2009