Form 10-Q
period 2009-09-30
Ready Mix, Inc.
filed 2009-11-13
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of November 13, 2009:
3,809,500 shares of Common Stock, $.001 par value per share

READY MIX, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets — As of September 30, 2009 (Unaudited) and December 31, 2008	3

Condensed Statements of Operations (Unaudited) — Nine months and three months ended September 30, 2009 and 2008 and Changes in Stockholders’ Equity (Unaudited)	4

Condensed Statements of Cash Flows (Unaudited) — Nine months ended September 30, 2009 and 2008	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
READY MIX, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2,532,980	$4,204,280
Accounts receivable, net	3,281,175	6,751,769
Inventory	1,568,236	1,411,761
Prepaid expenses	1,301,056	1,189,598
Due from affiliate	38,643	—
Income tax receivable	971,361	1,026,133
Deferred tax asset	725,553	696,892

Total current assets	10,419,004	15,280,433
Property and equipment, net	20,547,367	23,988,688
Refundable deposits	108,079	108,079
Deferred tax asset	244,515	—

Total assets	$31,318,965	$39,377,200

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$1,901,248	$2,329,620
Accrued liabilities	668,895	966,058
Notes payable	2,155,723	2,204,706
Due to affiliate	—	177,825

Total current liabilities	4,725,866	5,678,209
Notes payable, less current portion	4,698,746	6,041,731
Deferred tax liability	—	1,216,100

Total liabilities	9,424,612	12,936,040

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,522,816	18,362,557
Retained earnings	3,367,727	8,074,793

Total stockholders’ equity	21,894,353	26,441,160

Total liabilities and stockholders’ equity	$31,318,965	$39,377,200

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Revenue	$21,612,547	$48,683,689	$6,155,232	$16,088,023
Revenue — related parties	9,198	529,674	2,815	264,632

Total revenue	21,621,745	49,213,363	6,158,047	16,352,655

Cost of revenue	26,783,619	48,909,838	7,899,579	16,329,953

Gross profit (loss)	(5,161,874)	303,525	(1,741,532)	22,702

General and administrative expenses	2,479,637	3,128,390	710,430	1,037,471

Loss from operations	(7,641,511)	(2,824,865)	(2,451,962)	(1,014,769)

Other income (expense):
Interest income	11,492	135,834	2,244	31,136
Interest expense	(77,528)	(81,983)	(25,682)	(27,094)
Other income	539,839	74,873	345,144	61,431

	473,803	128,724	321,706	65,473

Loss before income taxes	(7,167,708)	(2,696,141)	(2,130,256)	(949,296)

Income tax benefit	2,460,642	970,611	747,908	341,747

Net loss	$(4,707,066)	$(1,725,530)	$(1,382,348)	$(607,549)

Basic net loss per common share	$(1.24)	$(0.45)	$(0.36)	$(0.16)

Diluted net loss per common share	$(1.24)	$(0.45)	$(0.36)	$(0.16)

Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Retained
	Outstanding	Amount	Capital	Earnings
Balance at January 1, 2009	3,809,500	$3,810	$18,362,557	$8,074,793
Stock based compensation expense			160,259
Net loss for the nine months ended September 30, 2009				(4,707,066)

Balance at September 30, 2009	3,809,500	$3,810	$18,522,816	$3,367,727

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2009	2008
Increase (decrease) in cash and cash equivalents:

Cash flows from operating activities:
Cash received from customers	$25,790,005	$47,959,943
Cash paid to suppliers and employees	(26,965,140)	(49,478,620)
Taxes paid	—	(11,091)
Taxes refunded	1,026,138	—
Interest received	11,492	135,834
Interest paid	(77,528)	(81,983)

Net cash used in operating activities	(215,033)	(1,475,917)

Cash flows from investing activities:
Purchase of property and equipment	(44,114)	(748,442)
Cash received from sale of equipment	362,883	111,726

Net cash provided by (used in) investing activities	318,769	(636,716)

Cash flows from financing activities:
Received from (repayment of) due to affiliate	(216,468)	64,563
Proceeds from notes payable	—	990,676
Repayment of notes payable	(1,558,568)	(2,463,052)
Repayment of capital lease obligations	—	(4,634)

Net cash used in financing activities	(1,775,036)	(1,412,447)

Net decrease in cash and cash equivalents	(1,671,300)	(3,525,080)
Cash and cash equivalents at beginning of period	4,204,280	9,157,868

Cash and cash equivalents at end of period	$2,532,980	$5,632,788

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(4,707,066)	$(1,725,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,395,106	3,529,821
(Gain) loss on sale of equipment	(272,554)	126,099
Deferred taxes, net	(1,489,276)	(30,345)
Stock-based compensation expense	160,259	143,836
Provision for doubtful accounts	(430,381)	130,332
Changes in operating assets and liabilities:
Accounts receivable	3,900,975	(1,454,391)
Prepaid expenses	55,142	250,524
Inventory	(156,475)	(535,373)
Income tax receivable/payable	54,772	(951,357)
Refundable deposits	—	31,772
Accounts payable	(428,372)	(550,218)
Accrued liabilities	(297,163)	(441,087)

Net cash used in operating activities	$(215,033)	$(1,475,917)

The accompanying notes are an integral part of these condensed financial statements.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by Ready Mix, Inc. (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2008 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, that are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2009, and the results of our operations and cash flows for the periods presented. The December 31, 2008 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          The Company was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the states of Nevada and Arizona. The Company began operations in March 1997 and is 69% owned by Meadow Valley Parent Corp (“Parent”).
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
     Loss per Share:
          The earnings (loss) per share accounting guidance provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings or losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Stock-Based Compensation:
          The Company accounts for stock-based compensation according to the fair value recognition provisions of the stock-based compensation accounting guidance. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is typically three years.
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
          The balance of due from affiliate (due to affiliate) as of September 30, 2009 and December 31, 2008 was $38,643 and ($177,825), respectively. During the quarter ended September 30, 2009 and the year ended December 31, 2008, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
          The carrying amount of long-term debt approximates fair value as the interest rates on these instruments approximate the rates at which the Company could borrow at September 30, 2009 and December 31, 2008.
     Recent Accounting Pronouncements
          In April 2009, the FASB issued the following authoritative guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	Guidance in determining fair value when volume and level of activity for assets or liabilities have decreased significantly and identifying transactions that are not orderly provides additional guidance for estimating fair value when volume and level of activity for assets or liabilities have decreased significantly. This guidance also provides for identifying circumstances that indicate a transaction is not orderly. These provisions became effective for the Company’s interim period ended June 30, 2009 and did not affect the Company’s financial position and results of operations.

•	Guidance surrounding interim disclosures about fair value of financial instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this disclosure-only guidance became effective for the Company’s interim period ended June 30, 2009 and did not affect the Company’s financial position and results of operations.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
•	Guidance in determining recognition and presentation of other-than-temporary impairments amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance became effective for the Company’s interim period ended June 30, 2009 and did not affect the Company’s financial position and results of operations.
          In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance became effective for the Company’s interim period ended June 30, 2009. The Company has evaluated subsequent events through November 13, 2009, which is the date the financial statements were issued.
          In June 2009, the FASB issued authoritative guidance surrounding accounting for transfers of financial assets. This guidance removes the concept of a qualifying special-purpose entity arising from existing guidance determining accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from additional existing guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.
          In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance is effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements, it’s adoption is not expected to affect the Company’s financial position and results of operations.
          In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have a material impact on the Company’s financial statements upon its adoption. Accordingly, the Company’s notes to its financial statements explain accounting concepts rather than cite specific GAAP standards.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation:
          The Company accounts for stock-based compensation utilizing the fair value recognition provisions stock-based compensation accounting guidance. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of September 30, 2009, the Company has the following stock-based compensation plan:
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
          As of September 30, 2009, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of September 30, 2009, 120,625 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and they typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

	Awards granted during the nine	Awards granted prior to
	months ended September 30, 2009	January 1, 2009
Dividend yield	0%	0%
Expected volatility	63.4% - 66.4%	21.4% - 39.1%
Weighted-average volatility	64.96%	27.47%
Risk-free interest rate	1.99%	3.00% - 5.00%
Expected life of options (in years)	3-5	3-5
Weighted-average grant-date fair value	$1.15	$2.53
          During the nine months ended September 30, 2009, options to purchase an aggregate of 215,000 shares of the Company’s common stock were granted to Company employees and outside directors. The following table summarizes additional stock option activity during the nine months ended September 30, 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2009	379,125	$10.76	1.88	$967,716
Granted	215,000	2.13		246,200
Exercised	—	—		—	—
Forfeited or expired	(31,750)	7.98		(67,513)

Outstanding September 30, 2009	562,375	$7.62	2.34	$1,146,403	$323,900

Exercisable September 30, 2009	360,703	$10.07	1.33	$844,886	$77,800

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of September 30, 2009, for those awards that have an exercise price currently below the closing price as of September 30, 2009. Awards with an exercise price above the closing price as of September 30, 2009 are considered to have no intrinsic value.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2009	33,333	$3.33
Granted	215,000	1.15
Vested	(33,334)	1.34
Forfeited	(13,327)	1.68

Nonvested stock options at September 30, 2009	201,672	$1.44

          The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the nine months ended September 30, 2009 and 2008:

	2009	2008
Number of options to purchase shares granted	215,000	20,000
Weighted-average grant-date fair value	$1.15	$2.31

Number of options to purchase shares exercised	—	—
Aggregate intrinsic value of options exercised	$—	$—

Number of options to purchase shares vested	33,334	91,458
Aggregate fair value of options vested	$44,602	$185,543
          During the nine months ended September 30, 2009 and 2008, the Company recognized compensation expense of $160,259 and $143,836, respectively, and a tax benefit of $28,660 and $30,345, respectively, related to grants of options to purchase shares of the Company’s common stock. As of September 30, 2009, there was $185,640 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 2.27 years. During the nine months ended September 30, 2009, options to purchase 31,750 shares of the Company’s common stock were forfeited, with a weighted average fair value per share of $2.13 at the date of grant, or a total fair value of $67,513.
3. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the nine months ended September 30, 2009 and 2008, the Company financed the purchase of property, equipment and insurance policies in the amounts of $166,600 and $1,380,450, respectively.
          During the nine months ended September 30, 2009 and 2008, the Company incurred $160,259 and $143,836, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable:
          Notes payable consists of the following:

	September 30,	December 31,
	2009	2008
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$287,238	$387,771

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	609,408	822,701

8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	602,198	785,475

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,292,209	1,343,188

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	312,454	377,100

7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	13,489	40,467

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,538,523	1,748,322

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	172,011	204,263

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	106,122	125,671

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	171,160	211,097

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	86,244	105,110

	$5,191,056	$6,151,165

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	September 30,	December 31,
	2009	2008
Total from previous page	$5,191,056	$6,151,165

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	514,820	594,903

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	130,744	163,430

6.80% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	567,978	626,669

6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	128,270	142,791

6.99% notes payable, with combined monthly principal payments of $4,778 plus interest, due December 29, 2013, collateralized by equipment	258,038	317,479

4.60% note payable, with a monthly payment of $21,348, due December 28, 2009, collateralized by the Company’s umbrella insurance policy	63,563	—

Line of credit, variable interest rate was 3.50% at December 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest therafter, collateralized by all of the Company’s assets	—	250,000

	6,854,469	8,246,437
Less: current portion	(2,155,723)	(2,204,706)

	$4,698,746	$6,041,731

          Following are maturities of long-term debt as of September 30, 2009 for each of the following years:

2010	$2,155,723
2011	1,878,743
2012	1,036,368
2013	676,894
2014	236,627
Subsequent to 2014	870,114

$6,854,469

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

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
          Listed below are the covenants required to be maintained by the Company for the quarter ended September 30, 2009 and thereafter under the WFE agreement:

	September 30, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.49 to 1.0
Fixed charge coverage ratio (2)	.65 to 1.0	-.64 to 1.0
Available cash minimum (3)	750,000	2,532,980
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital leases to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of lender.

(5)	Management fee between Meadow Valley Contractors, Inc. and the Company will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the directors in place as of February 2, 2009 without the written consent of lender.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of lender.
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

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
4. Notes Payable (Continued):
     As of June 30, 2009 and September 30, 2009, the Company was not in compliance with the fixed charge coverage ratio. The Company and WFE have amended the agreements to: (1) include a waiver of the fixed charge coverage ratio covenant requirement for the quarters ending June 30, 2009 and September 30, 2009; (2) have WFE accept payments of interest only for four months, which will defer the Company’s payment of approximately $695,000 in principal during such period; (3) require the Company to provide approximately an additional $750,000 in collateral to secure the deferred principal; (4) require the Company to pay WFE a $8,500 consent fee; and (5) require the Company to pay WFE 35% of proceeds in excess of related loans and costs if the Company were to sell its headquarters building and the real estate on which it is located. The Company will be in default of this covenant again for the quarter ending December 31, 2009. If the Company is not able to obtain another waiver and amendment from WFE, the WFE loan could become immediately due and payable and WFE could proceed against the Company’s equipment securing the loan. If WFE were to accelerate the payment requirements, the Company would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on the Company’s financial condition and results of operations. Further, if the Company were not able to refinance the debt and WFE seized the Company’s equipment, the Company may not be able to continue as a going concern.
     The Company also has a covenant requirement with its lender National Bank of Arizona (“NBA”). The NBA loan is secured by the Company’s headquarters building in Phoenix, Arizona. The covenant requirement is a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. By letter received on August 10, 2009, NBA alleged that the minimum covenant requirement is 1.25 to 1.0 for the year end December 31, 2008 and that the Company is out of compliance with a ratio of .80 to 1.0. The Company has made all payments timely, is currently in discussions with NBA and expects to obtain a waiver of the covenant requirement and amend the loan agreement. Although these discussions are ongoing and the Company and NBA have agreed in principle to basic terms that would accomplish the foregoing, there can be no assurance that the Company will be able to obtain an amendment or waiver from NBA. If the Company is not able to do so, the $1.3 million note payable that is currently outstanding to NBA could become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if the Company were not able to repay it. If NBA accelerates the payment requirements, the Company may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on the Company’s financial condition and results of operations.
     Since the Company has obtained a waiver through September 30, 2009 related to the WFE covenant violation and the Company believes that it has reached an agreement of waiver related to the NBA notice of covenant violation there has been no acceleration of debt as of September 30, 2009 in the accompanying financial statements.
5. Line of Credit:
     The Company’s revolving loan agreement, which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, the Company repaid the outstanding principal of $.25 million on the revolving credit facility. The capital expenditure commitment remains outstanding and as of September 30, 2009, the Company has drawn the principal amount of $5.6 million on such commitment. In addition, effective February 2, 2009, the Company amended the master security agreement to remove the guaranties from the Company’s parent and another affiliate. See Note 4 — Notes Payable above.
6. Commitments:
     During the nine months ended September 30, 2009, the Company entered into a new office equipment lease commitment that involved the payoff of a separate lease agreement for the same type of office equipment. The new lease is for 60 months and the minimum amount of future lease payments is approximately $400 per month or $24,000 over the entire lease term.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments (Continued):
     The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and that there is no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.
     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.
     The Company is, from time to time, involved in legal proceedings arising in the normal course of business. During the quarter ended September 30, 2009, the Company was not involved in any material legal proceedings.
7. Loss per Share:
     The earnings (loss) per share accounting guidance provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings or losses available to common stockholders by the weighted average number of common shares outstanding for the period.
     Diluted earnings or losses per share reflects the potential dilution of securities that could share in the earnings or losses of an entity, as set forth below:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Dilutive effect of:
Stock options and warrants	—	—	—	—

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500	3,809,500	3,809,500

     All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. For the nine months and three months ended September 30, 2009, the Company had outstanding options to purchase 562,375 shares of common stock at a range of $1.99 to $12.85 per share, which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.

READY MIX, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
7. Loss per Share (Continued):
     For the nine months and three months ended September 30, 2008, the Company had outstanding options to purchase 379,125 shares of common stock at a range of $6.40 to $12.85 per share which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.
8. Income Taxes:
     The Company’s effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which it operates. In accordance with the accounting guidance surrounding interim financial reporting, the Company estimates the annual tax rate based on projected taxable income for the full year and records a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, the Company refines the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process can result in a change to the expected effective tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining the Company’s effective tax rate and in evaluating the Company’s tax positions.
     The effective income tax rate of approximately 34% and 36%, respectively, for the nine months ended September 30, 2009 and 2008 differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
     The Company has evaluated subsequent events through November 13, 2009, which is the date the financial statements were issued.

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
     These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q. In addition, our past results of operations do not necessarily indicate our future results. Moreover, the ready-mix concrete business is very competitive and rapidly changing. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. These factors include, among others, the risks associated with:
•	the current economic environment and our continuing operating losses;

•	further declines in industry volume, due to the continued housing crisis, the deepening recession and other factors;

•	continued or increased price competition resulting from industry overcapacity;

•	inability to implement our plans to further reduce structural costs and increase liquidity;

•	ability to achieve the level of cost reductions required to sustain cost competiveness in our market;

•	we will be in default of a financial covenant in our loan agreement with WFE for the quarter ending December 31, 2009;

•	whether we will be able to obtain a waiver of such covenant and amend our loan agreement with WFE, and the possible acceleration of the loan and seizure of our equipment if we able not able to do so;

•	our alleged default of a financial covenant in our agreement with National Bank of Arizona;

•	whether we will be able to obtain a waiver of such covenant and amend our loan agreement with National Bank of Arizona, and the possible acceleration of the loan and seizure of our headquarters building if we are not able to do so;

•	our possible inability to continue as a going concern if we are not able to obtain a waiver of the financial covenant from WFE or refinance the obligations owed to WFE;

•	whether our Board’s evaluation of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, whether it will be completed; and,

•	other unanticipated events and conditions that may hinder our ability to compete.
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
Overview
     Recently, growth in the gross domestic product has been widely reported. Unfortunately, our market has yet to show much improvement. Diminishing rates of decline in construction activity indicators appear to be the sole encouraging sign in a market where demand for our product has decreased further and average unit selling prices continue to fall. Notwithstanding fewer units sold at a lower average sales price, our efforts to manage costs were evident as third quarter losses slowed when compared to the first two quarters of this year.
     Residential construction is a key indicator of demand for ready-mix concrete. For any given period of time, we measure construction activity in the residential sector by the number of single family housing permits issued and the number of new home sales closed. For the quarter ended September 30, 2009, single family housing permits in our market decreased 25% and new home closings decreased 57% from the same period one year ago. For the first nine months of this year compared to last year, single family housing permits decreased 48% while new home closings decreased by 55%.
     We believe that non-residential construction will lag the residential sector and we expect no improvement in demand of ready-mix concrete from non-residential construction activity for the foreseeable future. We expect that our market will experience a slower and more gradual emergence from the current cycle than has been historically experienced. Meanwhile, construction spending associated with the American Recovery and Reinvestment Act of 2009 has provided negligible relief for the construction industry and has not resulted in any significant demand for ready-mix concrete.
     We have identified and begun to implement additional initiatives to further reduce costs that we believe will decrease the operating losses we are experiencing. We realize the urgent need to bring our operations into a neutral cash flow position and are striving to do so. This need is particularly urgent given that we will be in default of a financial covenant in our loan agreement with WFE for the quarter ending December 31, 2009. If we are not able to obtain another waiver and amendment from WFE, the WFE loan could become immediately due and payable and WFE could proceed against our equipment securing the loan. If WFE were to accelerate the payment requirements, we would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on our financial condition and results of operations. Further, if we were not able to refinance the debt and WFE seized our equipment, we may not be able to continue as a going concern.
     As announced on June 17, 2009, we engaged the services of Lincoln International LLC to evaluate and advise the Board of Directors regarding strategic alternatives to enhance shareholder value, including the potential sale of the Company. The implementation of any strategic alternative would be subject to, among other things, the results of the Board’s evaluation of strategic alternatives, our ability to obtain Board and stockholder approvals of any proposed transaction, and customary conditions to the closing of any proposed transaction. Accordingly, we cannot assure you that the review of strategic alternatives will result in the Company pursuing any particular transaction, or, if it pursues any such transaction, that it will be completed. We do not expect to make further public comment regarding the review until the Board of Directors has approved a specific transaction or otherwise deems disclosure of significant developments is appropriate.

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
     We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at September 30, 2009 and December 31, 2008 amounted to $779,866 and $1,210,247, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The decrease in the provision for bad debt for the nine months ended September 30, 2009 represented the write off of one large customer balance determined completely uncollectible during the nine months ended September 30, 2009. Should our estimate for the provision of bad debt not be sufficient to allow for the write off of future bad debt we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
     We are required to provide property and equipment, net of depreciation and amortization expense. We expense depreciation and amortization utilizing the straight-line method over what we believe to be the estimated useful lives of the assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter. The life of any piece of equipment can vary, even within the same category of equipment, due to the quality of the maintenance, care provided by the operator and general environmental conditions, such as temperature, weather severity and the terrain in which the equipment operates. We maintain, service and repair a majority of our equipment through the use of our mechanics. If we inaccurately estimate the life of any given piece of equipment or category of equipment we may be overstating or understating earnings in any given period.
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
     We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of September 30, 2009, we had total deferred tax assets of $2.2 million with no valuation allowance and total deferred tax liabilities of $1.2 million. For presentation purposes, the accompanying financial statements and notes thereto, indicate that non-current deferred tax assets and liabilities have been offset against each other resulting in a current deferred tax asset of $.7 million and a non-current deferred tax asset of $.2 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
     Furthermore, we are subject to periodic review by domestic tax authorities for audit of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposures associated with our various tax filing positions, including federal and state taxes, we believe we have complied with the rules of the service codes and therefore have not recorded reserves for any possible exposure. Typically, the taxing authorities can audit the previous three years of tax returns and in certain situations audit additional years. Therefore a significant amount of time may pass before an audit is conducted and fully resolved. Although no audits are currently being conducted, if a taxing authority were to require us to amend a prior year’s tax return, we would record the increase or decrease in our tax obligation in the period in which it is more likely than not to be realized.
     One factor of the accounting guidance surrounding accounting for leases when determining if a lease is an operating lease or a capital lease, is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 62 ready-mix trucks under operating lease agreements, because at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Because we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
     We account for stock-based compensation utilizing the fair value recognition provisions of the stock-based compensation accounting guidance. Under these provisions, we recognize compensation expense for all share-based payments granted. In accordance with the accounting guidance, we use the Black-Scholes option valuation model to value the share-based payment awards and we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.
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
New Accounting Pronouncements
     In April 2009, the FASB issued the following authoritative guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
•	Guidance in determining fair value when volume and level of activity for assets or liabilities have decreased significantly and identifying transactions that are not orderly provides additional guidance for estimating fair value when volume and level of activity for assets or liabilities have decreased significantly. This guidance also provides for identifying circumstances that indicate a transaction is not orderly. These provisions became effective for our quarter ended on June 30, 2009 and did not affect our financial position and results of operations.

•	Guidance surrounding interim disclosures about fair value of financial instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this disclosure-only guidance became effective for our quarter ended June 30, 2009 and did not affect our financial position and results of operations.

•	Guidance in determining recognition and presentation of other-than-temporary impairments amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this guidance became effective for our quarter ended June 30, 2009 and did not affect our financial position and results of operations.
     In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance became effective for our quarter ended June 30, 2009. We have evaluated subsequent events through November 13, 2009, which is the date the financial statements were issued.
     In June 2009, the FASB issued authoritative guidance surrounding accounting for transfers of financial assets. This guidance removes the concept of a qualifying special-purpose entity arising from existing guidance determining accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from additional existing guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of this guidance on our consolidated financial statements.
     In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance is effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements, its adoption is not expected to affect our financial position and results of operations.
     In June 2009, the FASB established the FASB Accounting Standards CodificationTM (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have a material impact on our financial statements upon its adoption. Accordingly, our notes to condensed financial statements explain accounting concepts rather than cite specific GAAP standards.

Results of Operations
     The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

(dollars in thousands)	Nine months ended				Three months ended
	September 30,				September 30,
	2009		2008		2009		2008
	(Unaudited)				(Unaudited)
Revenue	$21,613	99.9%	$48,684	98.9%	$6,155	99.9%	$16,088	98.4%
Related party revenue	9	0.1%	529	1.1%	3	0.1%	265	1.6%

Total revenue	21,622	100.0%	49,213	100.0%	6,158	100.0%	16,353	100.0%

Gross profit (loss)	(5,162)	-23.9%	304	0.6%	(1,742)	-28.3%	23	0.1%
General and administrative expenses	2,480	11.5%	3,128	6.4%	710	11.5%	1,037	6.3%

Loss from operations	(7,642)	-35.3%	(2,825)	-5.7%	(2,452)	-39.8%	(1,015)	-6.2%
Interest income	11	0.1%	136	0.3%	2	0.1%	31	0.2%
Interest expense	(77)	-0.4%	(82)	-0.2%	(25)	-0.4%	(27)	-0.2%
Other income	540	2.5%	75	0.2%	345	5.6%	61	0.4%
Income tax benefit	2,461	11.4%	971	2.0%	748	12.1%	342	2.1%

Net loss	$(4,707)	-21.8%	$(1,725)	-3.5%	$(1,382)	-22.4%	$(608)	-3.7%

Depreciation and amortization	$3,395	15.7%	$3,530	7.2%	$1,062	17.3%	$1,191	7.3%

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008
     Revenue. Revenue decreased 56.1% to $21.6 million for the nine months ended September 30, 2009, which we refer to as “interim 2009,” from $49.2 million for the nine months ended September 30, 2008, which we refer to as “interim 2008.” The decreased revenue resulted primarily from a 52.3% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 13.4% decrease in the average unit sales price. The decreased volume in interim 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
     We provide ready-mix concrete to related parties. Revenue from related parties for interim 2009 was $9.2 thousand or 0.1% of total revenue, compared to $.5 million or 1.1% of total revenue in interim 2008. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material.
     Gross Profit (Loss). Gross profit (loss) decreased to ($5.2) million in interim 2009 from $.3 million in interim 2008 and the gross profit margin decreased to (23.9%) from .6% in the respective periods. The decrease in the gross profit margin during interim 2009 when compared to interim 2008 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007 and early 2008. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level. We believe that the capacity expansions completed in 2007 and interim 2008 have positioned us to reap the benefits of our market expansion when demand in our market returns.
     Depreciation and Amortization. Depreciation and amortization expense decreased slightly from $3.5 million for interim 2008 to $3.4 million for interim 2009.
     General and Administrative Expenses. General and administrative expenses decreased to $2.5 million for interim 2009 from $3.1 million for interim 2008. The $.6 million decrease resulted primarily from a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits and cost reductions in office and employee welfare related expenses, sales, marketing and advertising expenses and bad debt expenses. This was offset in part by an increase in public company related expenses and an increase in legal expense associated with certain litigation that has been settled.
     Interest Income and Expense. Interest income decreased to $11.5 thousand for interim 2009 from $135.8 thousand for interim 2008. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense decreased in interim 2009 to $77.5 thousand compared to $82.0 thousand for interim 2008. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during interim 2009 was $.3 million compared to $.5 million for interim 2008. The decrease in interest expense was related to the payoff of debt associated with plant real property and our revolving line of credit.
     Income Taxes. The increase in the income tax benefit for interim 2009 to $2.5 million compared to an income tax benefit of $1.0 million for interim 2008 was due to an increase in pre-tax losses in interim 2009 when compared to interim 2008. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
     Net Loss. The net loss was ($4.7) million for interim 2009 as compared to a net loss of ($1.7) million for interim 2008. The increase in net loss resulted from a decrease in our sales of units and the decrease in the average unit sales price as discussed above.
Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008
     Revenue. Revenue decreased 62.3% to $6.2 million for the three months ended September 30, 2009, which we refer to as “3rd quarter 2009,” from $16.4 million for the three months ended September 30, 2008, which we refer to as “3rd quarter 2008.” The decreased revenue resulted primarily from a 59.6% decrease in the sale of units, compounded by a 16.9% decrease in the average unit sales price. The decreased volume in 3rd quarter 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
     We provide ready-mix concrete to related parties. Revenue from related parties for 3rd quarter 2009 was $2.8 thousand or 0.1% of total revenue compared to $.3 million or 1.6% of total revenue in 3rd quarter 2008. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material.
     Gross Profit (Loss). Gross profit (loss) decreased to ($1.7) million in 3rd quarter 2009 from $.02 million in 3rd quarter 2008 and the gross profit margin decreased to (28.3%) from .1% in the respective periods. The decrease in the gross profit margin during 3rd quarter 2009 was primarily due to reduced sales volume, reduced average selling price, and higher fixed costs associated with the increased capacity completed during 2007. The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.
     Depreciation and Amortization. Depreciation and amortization expense decreased $.1 million, or 10.8%, to $1.1 million for 3rd quarter 2009 from $1.2 million in 3rd quarter 2008.
     General and Administrative Expenses. General and administrative expenses decreased to $.7 million for 3rd quarter 2009 from $1.0 million in 3rd quarter 2008. The $.3 million decrease resulted primarily from a decrease in administrative salaries, wages, accrued bonuses, related payroll taxes and benefits, legal expenses, bad debt expenses and sales, marketing and advertising expenses, offset by increases in public company related expenses.

     Interest Income and Expense. Interest income decreased to $2.2 thousand for 3rd quarter 2009 from $31.1 thousand for 3rd quarter 2008. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense decreased slightly to $25.7 thousand in 3rd quarter 2009 from $27.1 thousand in 3rd quarter 2008. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in the cost of revenue during 3rd quarter 2009 was $.1 million compared to $.2 million for 3rd quarter 2008.
     Income Taxes. The increase in the income tax benefit for 3rd quarter 2009 to $.7 million compared to an income tax benefit of $.3 million for 3rd quarter 2008 was due to an increase in pre-tax losses in 3rd quarter 2009 when compared to 3rd quarter 2008. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
     Net Loss. The net loss was ($1.4) million for 3rd quarter 2009 as compared to a net loss of ($.6) million for 3rd quarter 2008. The increase in net loss resulted from the decrease in our sales of units and the decrease in the average per unit sales price as discussed above.
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
     Currently, we do not anticipate expanding our operations over the next 12 months. Our current need for capital will be to supplement our lack of cash flow from operations to cover our operating losses and meet our debt and lease commitment obligations. Historically, our largest provider of financing has been Wells Fargo Equipment Finance, Inc., who we refer to as “WFE.”
     Our credit facility with WFE which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, we repaid $.25 million, the outstanding principal, on the revolving credit facility. Our capital expenditure commitment from WFE remains outstanding and as of September 30, 2009, we have drawn the principal amount of $5.6 million on such commitment. In addition, during the nine months ended September 30, 2009, we amended the master security agreement with WFE to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company added certain financial covenants and prepayment provisions.
     Listed below are the covenants required to be maintained by the Company for the quarter ended September 30, 2009 and thereafter under the WFE agreement:

	September 30, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual
Leverage (1)	1.50 to 1.0	.49 to 1.0
Fixed charge coverage ratio (2)	.65 to 1.0	-.64 to 1.0
Available cash minimum (3)	750,000	2,532,980
Dividends paid (4)	—	—
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.

(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital leases to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.

(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.

(4)	Dividends shall not be paid to shareholders without the prior written consent of WFE.

(5)	Management fee between Meadow Valley Contractors, Inc. and the Company will not exceed $22,000 per month. Reviewed quarterly.

(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the directors in place as of February 2, 2009 without the written consent of WFE.

(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of WFE.
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
     As of June 30, 2009 and September 30, 2009, we were not in compliance with the fixed charge coverage ratio. We and WFE have amended the agreements to: (1) include a waiver of the fixed charge coverage ratio covenant requirement for the quarters ending June 30, 2009 and September 30, 2009; (2) have WFE accept payments of interest only for four months, which will defer our payment of approximately $695,000 in principal during such period; (3) require us to provide approximately an additional $750,000 in collateral to secure the deferred principal; (4) require us to pay WFE a $8,500 consent fee; and (5) require us to pay WFE 35% of proceeds in excess of related loans and costs if we were to sell our headquarters building and the real estate on which it is located. We will be in default of this covenant again for the quarter ending December 31, 2009. If we are not able to obtain another waiver and amendment from WFE, the WFE loan could become immediately due and payable and WFE could proceed against our equipment securing the loan. If WFE were to accelerate the payment requirements, we would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on our financial condition and results of operations. Further, if we were not able to refinance the debt and WFE seized our equipment, we may not be able to continue as a going concern.
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
     As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. We cannot assure you that cash flows from operations will be adequate to provide for the cash outflow needed to service all of our obligations. Our efforts to maintain adequate liquidity will be very challenging given the current business environment and the immediate working capital requirements of our business. We anticipate that the effect on working capital of reductions in production volume will result in significant liquidity needs during the first quarter of 2010. However, if we are able to obtain waivers and amendments from WFE until the economy improves and our market rebounds, we do anticipate that we will be able to manage our working capital as well as implement other financing and asset sales opportunities as needed to meet our needs over the next 12 months.
     The following table sets forth for the nine months ended September 30, 2009 and 2008, certain items from the condensed statements of cash flows.
(dollars in thousands)

	Nine months ended
	September 30,
	2009	2008
	(Unaudited)
Cash flows used in operating activities	$(215)	$(1,476)
Cash flows provided by (used in) investing activities	319	(637)
Cash flows used in financing activities	(1,775)	(1,412)
     Cash used in operating activities during interim 2009 of $.2 million represents a $1.3 million decrease from the amount used in operating activities during interim 2008. The decrease was primarily due to the income tax receivable received in interim 2009. Net cash received from customers and cash paid to suppliers and employees decreased $.3 million during interim 2009 from interim 2008.
     Cash provided by investing activities during interim 2009 of $.3 million represents a $1.0 million increase in cash flow from the amount used in investing activities during interim 2008. Increases in cash flows from investing activities during interim 2009 were due to the reduction of the purchase of property and equipment of $.7 million and proceeds received from the sale of equipment.
     Cash used in financing activities during interim 2009 of $1.8 million represents a $.4 million increase from the amount used in financing activities during interim 2008. Financing activities during interim 2009 included the repayment of notes payable and amounts repaid to Meadow Valley Contractors, Inc. of $1.8 million. Financing activities during interim 2008 included the receipt of proceeds from notes payable in the amount of $1.0 million and proceeds from Meadow Valley of $.1 million, offset by the repayment of notes payable and capital leases of $2.5 million.
Website Access
     Our website address is www.readymixinc.com. On our website we make available, free of charge, our Annual Report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our code of ethics and all amendments to those reports. We make such materials available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this Form 10-Q.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In fact, during the nine months ended September 30, 2009, events arose that lead us to add the following risk factors:
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
     Our ability to meet covenant restrictions on our loan agreements is primarily based on current conditions in our market and expected future developments, especially if we continue to experience significant declines in revenue, as well as other factors. Whether actual future results and developments will be consistent with our recent financial performance depends on a number of factors, including but not limited to:
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

Inadequate liquidity could materially adversely affect our business operations in the future and threaten our ability to continue as a going concern.
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
     Our efforts to continue to maintain adequate liquidity will be very challenging given the current business environment and the immediate working capital requirements of our business. We anticipate that the effect on working capital of reductions in production volume will result in significant liquidity needs during the first quarter of 2010. Our ability to maintain adequate liquidity through the first half of 2010 will depend significantly on the volume and sales prices of cubic yards of concrete sold, the continuing curtailment of operating expenses and capital spending, the availability of additional short-term financing and the completion of some of our planned asset sales. We currently have a waiver of a covenant violation through September 30, 2009 on the WFE loans and we anticipate obtaining a waiver with NBA for the covenant violations discussed above. Based upon current trends, we believe that we will also be in violation of the WFE covenant at December 31, 2009. If we are not able to obtain another waiver and amendment from WFE, the WFE loan could become immediately due and payable and WFE could proceed against our equipment securing the loan. If WFE were to accelerate the payment requirements, we would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on our financial condition and results of operations. Further, if we are not able to refinance the debt and WFE seized our equipment, we may not be able to continue as a going concern.
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
     As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. Our ability to meet our debt and lease obligations and to fund our working capital needs will depend on the state of the economy generally and on our future operating performance and financial results, all of which will be subject in part to factors beyond our control. We cannot assure you that our cash flow from operations, combined with our existing cash and cash equivalents, will be adequate to meet our debt and operating lease obligations and our working capital needs over the next 12 months, particularly if we are not able to obtain a waivers and amendments from WFE and NBA and they accelerate our payment requirements. If we are unable to generate cash flow from operations sufficient to cover these obligations and needs, and if we are unable to borrow sufficient funds, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, the terms of certain of our debt restricts our ability to sell assets and our use of the proceeds therefrom.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     As of June 30, 2009 and September 30, 2009, we are not in compliance with the fixed charge coverage ratio in our master loan and security agreement with WFE. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Part II. Item 1A. “Risk Factors” of this Form 10-Q.
     We have been notified that we were not in compliance with the adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio in our master loan and security agreement with NBA. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Part II. Item 1A. “Risk Factors” of this Form 10-Q.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
   Exhibits:

10.26	Amendment No.1 to Master Loan and Security Agreement with Wells Fargo Equipment Finance, Inc.

10.27	Master Loan and Security Agreement with Wells Fargo Equipment Finance, Inc.

10.28	Amendment No. 1 to Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (Formerly The CIT Group/Equipment Financing, Inc.)

10.29	Master Lease Agreement with Wells Fargo Equipment Finance, Inc. (Formerly The CIT Group/Equipment Financing, Inc.)

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC. (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) November 13, 2009

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) November 13, 2009