Form 10-K
period 2009-12-31
Ready Mix, Inc.
filed 2010-03-31
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number 001-32440
READY MIX, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0830443 (I.R.S. Employer Identification No.)

4602 East Thomas Road, Phoenix, AZ (Address of principal executive offices)	85018 (Zip Code)

Registrant’s telephone number, including area code: (602) 957-2722

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered :
Common stock, $.001 par value	NYSE Alternext US

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $4,447,580. The aggregate market value was computed using the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter.

Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.

On March 22, 2010, there were 3,809,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement to be disseminated in connection with its Annual Meeting of Shareholders for the year ended December 31, 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

READY MIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

General

Ready Mix, Inc. (“Company,” “Ready Mix,” “RMI,” “we,” “us” and “our”), is based in Phoenix, Arizona, and is engaged in the construction industry as a supplier of construction materials. We provide ready-mix concrete, sand and gravel products to a variety of customers, including but not limited to, contractors, subcontractors, individuals and owners of both private and public construction projects. We have operations in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Our operations consist of five permanent ready-mix concrete batch plants and two portable facilities, two sand and gravel crushing and screening facilities and a fleet of approximately 125 ready-mix concrete trucks and other assorted support vehicles for transporting cement powder, fly ash, sand and gravel, as well as maintenance and service vehicles. From our two aggregate production facilities located in the vicinity of Las Vegas, Nevada, we expect to supply approximately 95% of the total sand and gravel that are part of the raw materials for the ready-mix concrete that we manufacture and deliver. Our ready-mix batch plants in the Phoenix, Arizona area are located on or near sand and gravel production sites operated by third parties from whom we purchase our sand and gravel. In most instances, these third-party batch plant site leases also include long-term sand and gravel purchase obligations which serve to assure a supply of key raw materials and to provide advantageous geographic locations in proximity to areas of concentrated construction activity. Cement is the most expensive and important raw material used in the production of ready-mix concrete. We purchase our cement from a variety of suppliers with whom we share strong relationships and we may, on occasion, obtain firm supply agreements from cement suppliers. Since 1997, our operations have consisted principally of formulating, preparing and delivering ready-mix concrete to the job sites of our customers. We also provide services to reduce our customers’ overall construction costs by lowering the installed, or “in-place,” cost of concrete. These services include the formulation of new mixtures for specific design uses, on-site and lab-based product quality control and delivery programs configured to meet our customers’ needs.

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

Prior to the completion of our public offering in August of 2005, we had been funded, owned and controlled by Meadow Valley Corporation (“Meadow Valley”). On February 2, 2009, Meadow Valley affected a dividend of its ownership interest in Ready Mix, Inc. to Meadow Valley’s parent entity, Meadow Valley Parent Corp. (“Parent”). As a result, Parent now owns 69.4% of our common stock. We continue to share some common executive management and administrative support functions. As a provider of construction services in the heavy construction sector, Meadow Valley, on occasion, purchases our products for its construction projects. Purchases for the years ended December 31, 2009, 2008 and 2007 represented 0%, .9% and 2.3% of revenue and amounted to $10 thousand, $.55 million and $1.74 million, respectively with Meadow Valley. Our business has not been dependent upon Meadow Valley, but as our needs change and to the extent that Meadow Valley is awarded projects within the competitive sphere of our batch plant locations, sales to Meadow Valley may increase.

For the years ended December 31, 2009, 2008 and 2007, our revenue was $27.0 million, $60.7 million and $77.4 million, respectively. Our revenue mix is comprised of the following:

	December 31*,
	2009	2008	2007

Commercial and industrial construction	32%	33%	31%
Residential construction	26%	41%	53%
Street and highway construction and paving	22%	12%	8%
Other public works and infrastructure construction	20%	14%	8%

	100%	100%	100%

* Percentages are approximate.

Business Strategy

Current economic conditions have made it imperative that we focus our planning and operating strategies on the near-term in order to effectively navigate through the next few quarters during which we expect continued diminished business opportunities and decreased demand for our product. For the foreseeable future, our primary objectives are to:

•	closely monitor the demand at each of our existing seven batch plant facilities and two aggregate production facilities and evaluate the cost-effectiveness and timing of their operating hours;
•	manage our fixed asset base to minimize ongoing fixed costs while maintaining sufficient capacity to meet the demands of our customers and remain adequately prepared for an expected rebound in our market conditions;
•	improve the oversight of our customer accounts and credit practices;
•	seek to obtain cost savings through minimizing overtime, seeking optimum pricing of raw materials purchased from third parties, re-negotiating minimum royalty levels at certain leased properties, maintaining staff count at appropriate levels, eliminating or reducing costs in numerous areas of our operations;
•	improve our competitiveness in certain market segments — particularly the public infrastructure segment; and

•	increase market intelligence and awareness to be sensitive to potential opportunities that may result from the strengths or weaknesses of competitors in our market, including attractive divestiture or acquisition opportunities.

We intend to continue to manage our operations on a relatively decentralized basis to allow the local management within our state markets to focus on their existing customer relationships and local strategy. Our executive management team is responsible for executing our company-wide strategy and overseeing operational improvements.

Overview

The continued weakening economic conditions, including ongoing softness in residential construction, further reduction of demand in the commercial sector and, to a certain degree, delays in anticipated public works projects, have placed significant distress on our liquidity position. Our credit agreements governing our secured credit facilities require us to maintain a minimum fixed-charge coverage ratio and a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio, among other covenants. As of December 31, 2009, we were not in compliance with these two covenants and we have not obtained any waivers of these requirements at this time. Although we have continued to make timely payments on these loans and we have not been formally notified of any default or acceleration of any payments due, we have classified all long-term portions of notes payable as currently due in the accompanying balance sheets and the related notes to the financial statements.

We have also received our 2009 fiscal year financial statements with a report from our independent registered public accounting firm containing an explanatory paragraph with their conclusion regarding substantial doubt about our ability to continue as a going concern. More information regarding this report is contained in Item 7 -“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 8- “Financial Statements and Supplementary Data.”

Recent Developments

In February 2010, we sold several pieces of underutilized equipment at auction. We also sold several mixer trucks that were previously leased with leases near expiration. We purchased and sold these mixer trucks within the process of the auction itself. We realized $2.7 million in proceeds, net of repairs and commissions, from the auction and paid $1.3 million to its lender to pay off existing loans and paid $0.6 million to the lessor as a buyout of the leased mixer trucks.

As previously announced, on January 29, 2010, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Skanon Investments, Inc., (“Skanon”) pursuant to which we will sell substantially all of our assets comprising of our ready-mix concrete business to Skanon for a purchase price of $9,750,000 in cash (the “Asset Sale”). Skanon will also assume certain of our liabilities. We will retain some assets in the form of our office building, certain written agreements and certain other assets identified in the Purchase Agreement. The Purchase Agreement provides that under specified circumstances the purchase price will be subject to a downward adjustment. On February 1, 2010, we filed a current report on Form 8-K, which summarized the principal terms of the Asset Sale and attached a copy of the Purchase Agreement in our filing.

On January 29, 2010, our Board of Directors unanimously adopted the Purchase Agreement and recommended that the Asset Sale be consummated. In connection with the execution of the Purchase Agreement, Parent, the beneficial holder of the majority of the outstanding shares of our common stock, entered into a voting agreement, dated as of January 29, 2010 (the “Voting Agreement”) with Skanon. Pursuant to the terms of the Voting Agreement, Parent agreed to vote or give written consent with respect to its shares of our common stock in favor of adoption of the Purchase Agreement and approval of the Asset Sale. Action by written consent is sufficient to approve the Asset Sale and the transactions contemplated by the Purchase Agreement without any further action or vote of our stockholders. Parent may materially breach or terminate the Voting Agreement with or without cause at any time and without penalty, and consequently could determine not to vote in favor of the Asset Sale.

The Purchase Agreement contains certain termination rights for us and Skanon and provides that, following the termination of the Purchase Agreement, under specified circumstances, including a breach by us of certain representations and warranties contained in the Purchase Agreement where such breach, collectively with all other breaches, would result in a material adverse effect on our business, or the failure of Parent to vote or give written consent in favor of adoption of the Purchase Agreement and the Asset Sale, we will be required to pay a termination fee of $500,000 to Skanon.

Our independent financial advisor, Lincoln International LLC, rendered an opinion to our Board of Directors that the consideration to be received pursuant to the Purchase Agreement is fair, from a financial point of view, to us.

On February 23, 2010, we filed with the Securities and Exchange Commission (“SEC”) a definitive information statement (the “Information Statement”) regarding the adoption of the Purchase Agreement and other matters related to the Asset Sale. Under SEC rules, the Information Statement must be mailed to the Company’s stockholders at least 20 days before the closing of the Asset Sale. We mailed the Information Statement to our stockholders on March 2, 2010.

More information regarding the Purchase Agreement and the Asset Sale can be found in our Current Report on Form 8-K filed with the SEC on February 1, 2010 and our definitive information statement on Schedule 14C filed with the SEC on February 23, 2010. There can be no assurance that we will close the transactions contemplated in the Purchase Agreement. Additionally, if we do not maintain adequate liquidity as a result of not closing the transactions contemplated in the Purchase Agreement, we may seek protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the United States Bankruptcy Code.

Our financial statements have been prepared assuming that we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. This requires that our lenders do not accelerate amounts due pursuant to our credit agreements. We also evaluated the recoverability of all our long-lived assets related to the execution of the Purchase Agreement. We measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the closing of the Asset Sale. We identified an impairment related to the property and equipment included in the Asset Sale and recorded a charge of $6.2 million, which represents the amount that the carrying value of these assets exceeded estimated fair value at December 31, 2009.

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

Mixer trucks slowly rotate their loads en route to job sites in order to maintain product consistency. A mixer truck typically has a load capacity of ten cubic yards, or approximately 20 tons, and a useful life of approximately 10 to 12 years; although for accounting purposes we depreciate them over 10 years based on the southwest desert environment of extreme heat, in which the mixer trucks operate. In addition to normal maintenance, after five to seven years, some components of the mixer trucks require refurbishment. New mixer trucks currently cost approximately $150,000 to $165,000. We currently operate a fleet of approximately 125 owned and leased mixer trucks.

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

We lease, on a royalty basis, and operate two sand and gravel production facilities in the Las Vegas, Nevada vicinity, which provide the majority of the rock and sand used in our Las Vegas area concrete plants. These aggregate leases have remaining durations ranging from one to nine years. Each lease provides certain rights to extend the lease under certain conditions. At our Arizona locations, our supply contracts for sand and gravel have remaining terms ranging from approximately one to six years. Since we do not self-produce rock and sand used in our ready-mix concrete at our Arizona locations, we have entered into lease agreements with third party sand and gravel producers to establish our ready-mix plants on their properties in exchange for our agreeing to purchase their rock and sand as a raw material for our concrete. These leases are long-term in nature, from five to ten years, and generally have renewal options for additional terms. The obligations to purchase the rock and sand from these lessors may contain provisions to pay minimum monthly amounts regardless of our consumption levels, but in some cases, do allow for past payments to apply toward future use. These types of leases reduce the amount of capital equipment we would otherwise need to perform our own crushing and screening and also eliminate the need to own or lease our own mining properties. The leases also specify parameters for the quality of the rock and sand to be supplied by the lessors. These leases are important to us as they are the basis upon which we obtain rock and sand used to produce ready-mix concrete at these plant locations.

Customers

We target concrete subcontractors, prime contractors, homebuilders and commercial and industrial property developers in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. Revenue generated from our top ten customers represented approximately 45% of our revenue. The discontinuance of service to any of these customers or a general economic downturn could have, and in the latter case has had, a material adverse effect on our business, financial condition and results of operations.

Historically, we have relied heavily on repeat customers. Management and dedicated sales personnel at each of our locations have been responsible for developing and maintaining successful long-term relationships with key customers. We believe that by operating in more markets and locations, we will be in a better position to market to and service larger regional contractors.

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

Sales and Marketing

General contractors and subcontractors, who self perform their own concrete work, typically select their suppliers of ready-mix concrete. In large, complex projects, an engineering firm or division within a state transportation or public works department may influence the purchasing decision, particularly where the concrete has complicated design specifications. In those projects and generally in government-funded projects, the general contractor or subcontractor usually awards supply orders on the basis of either direct negotiation or competitive bidding. We believe that the purchasing decision in many cases ultimately is relationship-based. Our marketing efforts target general contractors, concrete subcontractors, design engineers and architects whose focus extends beyond the price of ready-mix concrete to product quality and consistency and reducing their in-place cost of concrete.

We currently have seven full-time sales persons. We have implemented training programs to increase the marketing and sales expertise and technical abilities of our staff. Our goal is to maintain a sales force whose service-oriented approach and technical expertise will appeal to our targeted prospective customers and differentiate us from our competitors.

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

Equipment

Currently, we operate a fleet of approximately 125 owned and leased ready-mix trucks, which are serviced by our mechanics. We believe these vehicles are generally well-maintained and adequate for our operations. The average age of our ready-mix trucks is approximately eight years. Since inception, we have elected to finance the purchase of our trucks and other plant equipment upon terms generally available in the industry and at rates disclosed in our financial statements. In addition, we also utilize operating leases to acquire our mixer trucks and equipment. We expect to utilize the financing and leasing facilities available to us to acquire equipment and trucks in the future if they are needed. Currently, we have more mixer trucks than what is currently needed for current levels of production.

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

Employees

As of January 30, 2010, we employed 169 employees including executive officers, management personnel, sales personnel, technical personnel, administrative staff, clerical personnel, production personnel and drivers, of which 23 were full-time salaried employees and 146 were hourly personnel generally employed on an as-needed basis, including 100 truck drivers. The number of employees fluctuates depending on the number and size of projects ongoing at any particular time, which may be impacted by variations in weather conditions and length of daylight hours throughout the year. During the year ended December 31, 2009, the number of employees ranged from approximately 168 to approximately 248 and averaged approximately 200. None of our employees belongs to a labor union and we believe our relationship with our employees is satisfactory.

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

Risks Related to Our Business

Our independent auditors have expressed a reservation that we can continue as a going concern.

We are reporting net losses for the year ended December 31, 2009 and currently anticipate losses for 2010. These cumulative losses, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Our ability to continue as a going concern depends on the achievement of profitable operations or the success of our financial and strategic alternatives process, which includes the Asset Sale. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

We may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us.

If our debt is accelerated due to a default by us, our assets may not be sufficient to repay our debt in full, and our available cash flow may not be adequate to maintain our current operations. Under those circumstances, or if we believe those circumstances are likely to occur, we may be required to seek protection under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, under certain circumstances creditors may file an involuntary petition for bankruptcy against us.

If we file for bankruptcy protection, our business and operations will be subject to certain risks.

A bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code would subject our business and operations to various risks, including but not limited to, the following:

•	Our suppliers may attempt to cancel our contracts or restrict ordinary credit terms, require financial assurances of performance or refrain entirely from doing business with us;
•	Our employees may become distracted from performance of their duties or more easily attracted to other career opportunities;
•	The coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors;
•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms;
•	We may have difficulty maintaining existing and building new relationships;

•	Transactions outside the ordinary course of business would be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities;
•	We may not be able to obtain court approval or such approval may be delayed with respect to motions made in the bankruptcy proceedings;
•	We may be unable to retain and motivate key executives and associates through the process of a Chapter 11 reorganization, and we may have difficulty attracting new employees;
•	There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations;
•	There can be no assurance that we will be able to successfully develop, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, and other parties in interest; and
•	The value of our common stock could be affected as a result of a bankruptcy filing.

As with any judicial proceeding, a Chapter 11 proceeding (even if there is a pre-packaged or pre-arranged plan of reorganization) involves the potential for significant delays in reaching a final resolution. In a Chapter 11 proceeding, there are risks of delay with the confirmation of the plan of reorganization and there are risks of objections from certain stakeholders, including any creditors that vote to reject the plan, that could further delay the process and potentially cause a plan of reorganization to be rejected by the court. Any material delay in the confirmation of a Chapter 11 proceeding would compound the risks described above and add substantial expense and uncertainty to the process.

Our success in meeting our obligations and obtaining waivers of covenant violations from our lenders in the next twelve months relies in large part, upon whether our business continues to experience significant declines in revenue. If we continue to experience similar significant declines in revenue, our ability to obtain waivers of covenant violations may be unsuccessful and we may be unable to meet our payment obligations, especially if payment requirements are accelerated by our lenders.

Our ability to meet covenant restrictions on our loan agreements is primarily based on current conditions in our market and expected future developments, especially if we continue to experience significant declines in revenue, as well as other factors. Whether actual future results and developments will be consistent with our recent financial performance depends on a number of factors, including but not limited to:

•	Our customers’ confidence in our ability to serve their needs and our ability to continue to attract customers, particularly for new upcoming projects;
•	The financial viability of our suppliers and our ability to purchase concrete materials from our key suppliers at competitive prices;
•	Our ability to manage our batch plants and aggregate pit production facilities as needed to manage production volume with the least amount of cost and to complete other planned asset sales;
•	Our ability to obtain adequate backlog to offset continued revenue declines and our ability to execute on backlog at improved margins;
•	The overall strength and stability of general economic conditions and of the ready-mix concrete industry, in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas.

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

Our efforts to continue to maintain adequate liquidity will be very challenging given the current business environment and the immediate working capital requirements of our business. We anticipate that the effect on working capital of reductions in production volume will result in significant liquidity needs during 2010. Our ability to maintain adequate liquidity through 2010 will depend significantly on the volume and sales prices of cubic yards of concrete sold, the continuing curtailment of operating expenses and capital spending and the availability of additional short-term financing and the completion of some of our planned asset sales.

We are not in compliance with certain covenants in of our credit agreements with our lenders.

At December 31, 2009, we are not in compliance with various covenants that are required pursuant to our credit agreements with our lenders. We are not pursuing waivers and amendments with our lenders at this time. Our loans could become immediately due and payable and our lenders could proceed against our property and equipment securing the loans. If our lenders were to accelerate the payment requirements, we would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on our financial condition and results of operations. Further, if we are not able to refinance the debt and our lenders seized our property and equipment, we may not be able to continue as a going concern.

We are currently losing money, may need additional financing, and may not be able to obtain it on favorable terms or at all.

As a result of the expansion efforts after our initial public offering in August 2005, we entered into debt and operating lease obligations which, in turn, increased our total fixed minimum monthly payment obligations. As a result of the downturn in the economy, operations did not provide the cash flow needed to meet the monthly obligations and cash reserves were utilized. Our ability to meet our debt and lease obligations and to fund our working capital needs will depend on the state of the economy generally and on our future operating performance and financial results, all of which will be subject in part to factors beyond our control. We cannot assure you that our cash flow from operations, combined with our existing cash and cash equivalents, will be adequate to meet our debt and operating lease obligations and our working capital needs over the next 12 months, particularly if our lenders accelerate our payment requirements. If we are unable to generate cash flow from operations sufficient to cover these obligations and needs, and if we are unable to borrow sufficient funds, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that we will be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all. In addition, the terms of certain of our debt restricts our ability to sell assets and our use of the proceeds therefrom.

We are and will continue to be subject to conflicts of interest resulting from Meadow Valley Parent Corp.’s control of us, and we do not have any procedures in place to resolve such conflicts.

Meadow Valley Parent Corp. (“Parent”) owns approximately 69% of our outstanding common stock and may be able to control our business. Parent also wholly owns Meadow Valley and Meadow Valley’s chief executive officer, chief administrative officer and chief financial officer also serve us in similar capacities. We also sell a small amount of concrete to Meadow Valley. These relationships could create, or appear to create, potential conflicts of interest when Meadow Valley’s officers are faced with decisions that could have different implications for Meadow Valley and us. These decisions could result in reducing our profitability. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely affect the investing public’s perception of us. We do not have any formal procedure for resolving such conflicts of interest.

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

At times a small number of customers have generated a large percentage of our revenue in any given period. For the year ended December 31, 2009, our largest customer provided approximately 9.9% of our revenue and our ten largest customers collectively provided approximately 44.7% of our revenue. In 2008, one customer provided approximately 9.1% of our revenue and our ten largest customers collectively provided approximately 49.4% of our revenue. In 2007, one customer provided approximately 7.7% of our revenue and our ten largest customers collectively provided approximately 47.8% of our revenue. Companies that constitute our largest customers vary from year to year, and our revenue from individual customers fluctuates each year. If we lose one or more major customers or if any of these customers face financial difficulties, our revenue could be substantially reduced, thereby reducing our profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management of public companies to develop and implement internal controls over financial reporting and evaluate the effectiveness thereof, and the independent auditors to attest to the effectiveness of such internal controls. We have not yet been required to obtain the independent auditor attestation required by the Sarbanes-Oxley Act of 2002.

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

Risks Related to the Asset Sale

Except for Parent, our current stockholders have no opportunity to approve or disapprove the Asset Sale.

The Purchase Agreement has been adopted and the consequent Asset Sale has been approved by our Board of Directors and we anticipate that Parent will, by written consent, adopt the Purchase Agreement and approve the Asset Sale on or before April 30, 2010 in accordance with the terms of the Voting Agreement. Thus the Purchase Agreement and the Asset Sale will not be presented to our other stockholders for adoption and approval. Accordingly, stockholders are not being asked to approve or disapprove the Purchase Agreement and the Asset Sale.

If the closing of the Asset Sale does not occur, we will not benefit from the expenses we have incurred in the pursuit of the Asset Sale.

We have incurred substantial expenses in connection with the Asset Sale. The completion of the Asset Sale depends on the satisfaction of specified conditions in the Purchase Agreement. We cannot guarantee that these conditions will be met. If the Asset Sale is not completed, these expenses could have a material adverse impact on our financial condition and results of operations. In addition, the market price of our common stock could decline in the event that the Asset Sale is not consummated as our current market price may reflect an assumption that the Asset Sale will be completed.

If the Asset Sale is not completed, we may have to revise our business strategy.

During the past several months, our management has been focused on, and has devoted significant resources to, the Asset Sale. This focus is continuing and we have not pursued certain business opportunities which may have been beneficial to us. If the Asset Sale is not completed, we will have to revisit our business strategy in an effort to determine what changes may be required in order for us to continue its operations. We may need to consider raising additional capital or financing in order to continue as a going concern if the Asset Sale is not completed. No assurance can be given whether we would be able to successfully raise capital or financing in such circumstances or, if so, under what terms.

Termination of the Purchase Agreement could negatively impact the Company.

If the Purchase Agreement is terminated, there may be various consequences. For example, the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Asset Sale, without realizing any of the anticipated benefits of completing the Asset Sale, or the market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the Asset Sale will be completed. If the Purchase Agreement is terminated and the Company’s Board of Directors seeks another transaction or business combination, the Company’s stockholders cannot be certain that the Company will be able to find a party willing to pay an equivalent or more attractive price than the price Skanon has agreed to pay in the Asset Sale. Furthermore, under certain specified circumstances, the Company will be required to pay a termination fee of $500,000 if the Purchase Agreement is terminated and it is likely that the Company would have insufficient liquidity to pay such termination fee when due.

If the Asset Sale is not consummated by April 30, 2010, either Skanon or the Company may choose not to proceed with the Asset Sale.

Either Skanon or the Company may terminate the Purchase Agreement if the Asset Sale has not been completed by April 30, 2010 (subject to specified automatic extensions), unless the failure of the Asset Sale to be completed has resulted from the material failure of the party seeking to terminate the Purchase Agreement to perform its obligations.

The Purchase Agreement limits the Company’s ability to pursue alternatives to the Asset Sale.

The Purchase Agreement contains provisions that limit the Company’s ability to solicit competing third-party proposals to acquire all or a significant part of the Company. These provisions, which include a $500,000 termination fee payable under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay more consideration for the Assets than that proposed in the Purchase Agreement.

The opinion obtained by the Company from its financial advisor will not reflect changes in circumstances between signing the Purchase Agreement and completion of the Asset Sale.

The Company has not obtained an updated opinion as of the date of this Form 10-K from its financial advisor, Lincoln International LLC. Changes in the operations and prospects of the Company, general market and economic conditions and other factors that may be beyond the control of the Company, and on which the Company’s financial advisor’s opinion was based, may significantly alter the value of the Company by the time the Asset Sale is completed. The opinion does not speak as of the time the Asset Sale will be completed or as of any date other than the date of such opinion. Because the Company does not currently anticipate asking its financial advisor to update its opinion, the opinion will not address the fairness of the Purchase Price from a financial point of view at the time the Asset Sale is completed.

The Company will be subject to business uncertainties and contractual restrictions while the Asset Sale is pending.

Uncertainty about the effect of the Asset Sale on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Asset Sale is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Asset Sale, as certain employees may experience uncertainty about their future roles, if any, with Skanon. In addition, the Purchase Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Asset Sale occurs without the consent of Skanon. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Asset Sale.

Following the announcement of the Asset Sale, legal proceedings may be instituted against the Company challenging the Asset Sale, and an adverse ruling in such legal proceedings may prevent the Asset Sale from closing.

The Company, the members of the Board of Directors and others may become parties to legal proceedings challenging the proposed Asset Sale, seeking, among other things, to enjoin the Company from consummating the Asset Sale on the agreed-upon terms. The Purchase Agreement provides that either the Company or Skanon could terminate the Purchase Agreement if a court or other agency of competent jurisdiction has issued an order, decree or ruling or taken any other action permanently restraining, enjoining or otherwise prohibiting the Asset Sale. In addition, the Company could incur substantial legal fees in connection with the defense of any legal proceedings against the Company or the members of the Board of Directors or could become responsible for significant monetary damages.

The Company may not have adequate liquidity to maintain its operations while the Asset Sale is pending.

We require substantial liquidity to maintain our production facilities, meet scheduled term debt and lease obligations and run our normal business operations. While the Asset Sale is pending and we continue to operate at or close to the minimum cash levels necessary to support our normal business operations, our need for cash might continue to intensify and we might be unable to make payments to our suppliers, which could severely limit our ability to close the Asset Sale and may result in the termination of the Purchase Agreement that could require us to pay a $500,000 termination fee.

The Company cannot be certain of the exact amount of the Purchase Price as it is subject to downward adjustment under specified circumstances described in the Purchase Agreement.

The Purchase Agreement provides that the purchase price for the assets subject to the Asset Sale will be subject to substantial downward adjustment if (1) the amount of cash the Company is entitled to retain under the Purchase Agreement is not sufficient to satisfy certain liabilities specified in the Purchase Agreement, or (2) if the Company breaches any of its obligations pursuant to Section 5.1 of the Purchase Agreement (regarding interim operations of the Company) and such breach results in (a) actual damages to the Assets of greater than $10,000 but less than $500,000, or (b) an increase of the dollar amount of liabilities to be assumed by Skanon at the closing by more than $10,000 but less than $500,000.

The completion of the Asset Sale is subject to the satisfaction or waiver of conditions.

The Asset Sale is subject to the satisfaction or waiver of a number of closing conditions set forth in the Purchase Agreement. If these conditions are not satisfied or waived, the Asset Sale will not be completed. Also, even if all of these conditions are satisfied, the Asset Sale may not be completed, as each of the Company and Skanon has the right to terminate the Purchase Agreement under certain circumstances specified in the Purchase Agreement.

Parent may elect to terminate the Voting Agreement.

Parent may materially breach or terminate the Voting Agreement with or without cause at any time and without penalty, and consequently could determine not to vote or give written consent in favor of adoption of the Purchase Agreement and the Asset Sale. We anticipate that Parent will, by written consent, adopt the Purchase Agreement and approve the Asset Sale on or before April 30, 2010 in accordance with the terms of the Voting Agreement, but there can be no assurance to this effect.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We owned or leased the following properties at December 31, 2009:

		Approximate	Approximate
		Building Size in	Land	Owned or	Monthly	Lease
Location	Purpose	Square Feet	in Acres	Leased	Rental	Expires

3430 East Flamingo Suite 100, Las Vegas, Nevada	Area office	5,700	-	Leased	$9,738	3/31/2010

4602 East Thomas Road Phoenix, Arizona	Area office	18,400	2	Owned	-	-

109 West Delhi, North Las Vegas, Nevada	Ready mix production facility	4,470	5	Owned	-	-

11500 West Beardsley Road, Sun City, Arizona (1)	Ready mix production facility	440	4	Leased	-	5/31/2010

39245 North Schnepf Road, Queen Creek, Arizona	Ready mix production facility	440	5	Owned	-	-

6501 Richmar Ave., Las Vegas, Nevada	Ready mix production facility	440	5	Owned	-	-

1855 South Dude Drive, Moapa, Nevada (1)	Sand and aggregate production facility	840	40	Leased	-	1/1/2019

1855 South Dude Drive, Moapa, Nevada (1)	Ready mix production facility	440	-	Leased	-	1/1/2019

10423 South Apache Road, Buckeye, Arizona (1)	Ready mix production facility	240	4	Leased	-	4/5/2015

15500 Ready Mix Road Las Vegas, Nevada (1)	Sand and aggregate production facility	-	40	Leased	-	4/30/2010

15500 Ready Mix Road Las Vegas, Nevada (1)	Ready mix production facility	440	-	Leased	-	4/30/2010

(1)	Our facility rent is included in the cost of the material which we purchase from the lessors.

We have determined that the above properties are sufficient to meet our current needs.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE Alternext US and trades under the symbol “RMX.” The following table represents the high and low closing prices for our common stock on the NYSE Alternext US. As of January 29, 2010, there were approximately 1,300 record and beneficial owners of our common stock. On January 29, 2010, our common stock closed at $2.10 per share. Our common stock began trading on August 24, 2005, at the completion of our initial public offering.

	2009 *		2008 *
	High	Low	High	Low

First quarter	$3.08	$1.25	$6.66	$5.11
Second quarter	$4.04	$2.36	$6.22	$4.76
Third quarter	$4.41	$3.12	$5.40	$3.40
Fourth quarter	$3.55	$2.50	$3.75	$1.10

*	The quarterly highs and lows are based on daily market closing prices during each respective period.

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

The following table represents equity compensation plans approved by our security holders as of December 31, 2009:

Ready Mix, Inc.
Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)(2)	550,375	$ 7.67	122,625
Equity compensation plans not approved by security holders	-		-

Total	550,375		122,625

(1)	Includes 550,375 options to purchase shares of common stock issued to our employees, directors and consultants from our 2005 Plan.

(2)	Not included above is an individual compensation agreement for 116,250 warrants to purchase shares of common stock issued to our underwriters as a portion of their compensation in connection with our initial public offering.

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

The 2005 Plan permits the granting of up to 675,000 shares of our common stock for issuance. As of December 31, 2009, 122,625 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is no less than the market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms.

Except for issuances of options under the 2005 Plan, we did not sell any unregistered securities during the year ended December 31, 2009, nor did we repurchase any of our equity securities during the same period.

The graph below compares the cumulative 52-month total return of holders of the Company’s common stock with the cumulative total returns of the NYSE Amex Composite Index, and a customized peer group of five companies that includes: Eagle Materials, Inc., Martin Marietta Materials, Texas Industries, Inc., US Concrete, Inc. and Vulcan Materials Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index* (with the reinvestment of all dividends) from August 24, 2005 to December 31, 2009.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
Among Ready Mix. Inc. The NYSE Amex Composite Index
And A Peer Group

*$100 invested on 8/24/05 in stock or 7/31/05 in index, including reinvestment of dividends.
 Fiscal year ending December 31.

	8/24/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009

Ready Mix, Inc.	100.00	113.22	91.74	53.88	12.48	22.73
NYSE Amex Composite Index	100.00	109.73	131.19	156.10	94.69	128.46
Peer Group	100.00	107.19	140.85	141.93	109.36	96.20

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Statement of Operations Information:

The selected financial data as of and for each of the five years ended December 31, 2009, is derived from the financial statements of the Company and should be read in conjunction with the financial statements included elsewhere in this Annual Report on Form 10-K and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Information:

In thousands, except share and per share data.	Years ended December 31,
	2009	2008	2007	2006	2005

Revenue	$27,005	$60,701	$77,365	$83,589	$67,734
Gross profit (loss)	(7,305)	64	6,154	9,206	7,072
Income (loss) from operations	(17,219)	(4,692)	1,628	4,948	3,943
Income (loss) before income taxes	(16,985)	(4,389)	2,111	5,212	3,921
Net income (loss)	(13,530)	(2,950)	1,355	3,339	2,486
Basic net income (loss) per common share	$(3.55)	$(0.77)	$0.36	$0.88	$0.94
Diluted net income (loss) per common share	$(3.55)	$(0.77)	$0.36	$0.87	$0.93
Basic weighted average common shares outstanding	3,809,500	3,809,500	3,808,337	3,807,500	2,654,688
Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,817,009	3,833,580	2,681,053
Dividends	-	-	-	-	-

Balance Sheet Information:

	December 31,
	2009	2008	2007	2006	2005

Total assets	$21,713	$39,377	$46,279	$47,023	$39,907
Total notes payable and capital lease obligations	6,317	8,246	9,845	11,040	8,020
Due from affiliate (Due to affiliate)	(7)	(178)	38	(73)	(85)
Total shareholders’ equity	13,107	26,441	29,219	27,467	23,966

Financial Position Information:

	Years ended December 31,
	2009	2008	2007	2006	2005

Working capital	$(150)	$9,602	$11,808	$10,404	$14,186
Current ratio	0.98	2.69	2.49	2.08	2.70
Debt to equity ratio	0.48	0.31	0.34	0.40	0.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our revenue is directly related to the level of construction activity in our markets. Ordinarily, the construction segments that affect our business the most are: the single-family residential segment, the commercial construction segment and, to a lesser degree, the public works infrastructure segment, both highway and non-highway. Accordingly, the significant reduction in residential construction during 2009 has caused a corresponding drop in demand for our product. Unfortunately, the construction activity in the non-residential sectors began to decline during 2008 which compounded the effect of the residential slowdown. A prolonged decline in residential activity coinciding with a decline in one or more of the other sectors of the construction market could result in significant additional reductions in demand for our product.

Results of Operations

The following table sets forth statement of operations data expressed as a percentage of revenue for the periods indicated:

Dollars in Thousands	Years ended December 31,
	2009		2008		2007

Revenue	$26,995	100.0%	$60,151	99.1%	$75,620	97.7%
Related party revenue	10	0.0%	550	0.9%	1,745	2.3%

Total revenue	27,005	100.0%	60,701	100.0%	77,365	100.0%

Gross profit (loss)	(7,305)	-27.1%	64	0.1%	6,154	8.0%
General and administrative expenses	(3,304)	-12.2%	(4,631)	-7.6%	(4,574)	-5.9%
Gain (loss) on sale of assets	(374)	-1.4%	(125)	-0.2%	48	0.1%
Impairment of assets	(6,236)	-23.1%	-	0.0%	-	0.0%

Income (loss) from operations	(17,219)	-63.8%	(4,692)	-7.7%	1,628	2.1%
Interest income	12	0.0%	154	0.3%	385	0.5%
Interest expense	(102)	-0.4%	(107)	-0.2%	(138)	-0.2%
Income tax benefit (expense)	3,456	12.8%	1,439	2.4%	(756)	-1.0%

Net income (loss)	$(13,530)	-50.1%	$(2,950)	-4.9%	$1,355	1.8%

Depreciation and amortization	$4,392	16.3%	$4,691	7.7%	$4,377	5.7%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue.  Revenue declined 55.5% to $27.0 million for the year ended December 31, 2009, which we refer to as “2009,” from $60.7 million for the year ended December 31, 2008, which we refer to as “2008.” The decrease in revenue resulted from a 51.5% decrease in sales of cubic yards of concrete, which we refer to as “units,” aggravated by a decrease of 14.1% in the average unit sales price. The decreased volume in 2009 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.

We also provide ready-mix concrete to a related party. Related party revenue represented a negligible part of our 2009 revenue compared to .9% of our 2008 revenue. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to the related party could increase or decrease in any given year, but are not anticipated to be material.

Gross Profit (Loss).  Gross profit (loss) decreased to ($7.3) million for 2009 from $.1 million for 2008 and gross margin, as a percent of revenue, decreased to (27.1%) in 2009 from .1% in 2008. The decrease in the gross profit margin during 2009 when compared to 2008 was primarily due to reduced sales volume, reduced average selling price and higher fixed costs associated with the increased capacity completed during 2007 and early 2008.

The fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.

Depreciation and Amortization.  Depreciation and amortization expense decreased $.3 million, or 6.4%, to $4.4 million for 2009 from $4.7 million for 2008. This decrease resulted from us selling some of our under-utilized equipment.

General and Administrative Expenses.  General and administrative expenses decreased $1.3 million for 2009 to $3.3 million from $4.6 million in 2008. The decrease resulted primarily from a decrease in administrative salaries, wages, related payroll taxes and benefits and cost reductions in office, sales, marketing and advertising expenses and bad debt expenses. This was offset in part by an increase in public company related expenses and an increase in legal expense due to our efforts in marketing the Company for sale.

Interest Income and Expense.  Interest income decreased $.14 million, or 91.9%, to $.01 million for 2009 from $.15 million for 2008. The decrease in interest income was primarily due to the decrease in the amount of our invested cash reserves. Interest expense decreased in 2009 to $.10 million compared to $.11 million for 2008. The decrease in interest expense was related to the repayment of a portion of our outstanding balance on our mortgage associated with our corporate building, thereby reducing interest expense. Interest expense associated with assets used to generate revenue is included in cost of revenue. The interest included in cost of revenue during 2009 was $.43 million compared to $.60 million for 2008. The decrease in interest expense included in cost of revenue represents the decrease in debt obligations used to finance our plant, property and equipment. We do not anticipate entering into any material financing agreements to acquire additional equipment or to fund working capital.

Income Tax Benefit.  The income benefit amount in 2009 increased to $3.5 million from $1.4 million in 2008. For 2009, our effective income tax rate differed from the statutory rate due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.

Net Loss.  Net loss was $13.5 million for 2009 as compared to net loss of $2.9 million for 2008. A substantial portion of the net loss, $6.2 million of the $13.5 million loss, was due to the impairment charge we realized upon our agreement to sell substantially all of our assets and liabilities. The remaining increase in net loss resulted from a decrease in the volume of units sold, the reduced average selling price and under utilization of equipment as discussed above, which resulted from the continued slump of the residential construction sector and the overall decreased demand for ready-mix concrete products as a result of the economic recession.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue.  Revenue declined 21.5% to $60.7 million for the year ended December 31, 2008, which we refer to as “2008,” from $77.4 million for the year ended December 31, 2007, which we refer to as “2007.” The decrease in revenue resulted from a 16.4% decrease in sales of cubic yards of concrete, which we refer to as “units,” aggravated by a decrease of 6.8% in the average unit sales price. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. The decreased volume in 2008 was due to the decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. Housing permits in our market have declined approximately 59% when comparing 2008 to 2007. New home closings have declined approximately 47% for the same period. The commercial sector has experienced a severe slowdown resulting from the lack of available credit to continue to finance projects. We also provide ready-mix concrete to a related party. Related party revenue represented .9% of our 2008 revenue compared to 2.3% of our 2007 revenue. Location of the project, type of product needed and the availability of product and personnel are factors which we consider when quoting prices to our customers, including our related party. Based on that criteria, future sales to the related party could increase or decrease in any given year, but are not anticipated to be material.

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

Net Income (Loss).  Net loss was $2.9 million for 2008 as compared to net income of $1.4 million for 2007. The decrease in net income resulted from a decrease in the volume of units sold, the reduced average selling price and under utilization of equipment as discussed above, which resulted from the continued slump of the residential construction sector and the overall decreased demand for ready-mix concrete products as a result of the economic recession.

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

Our credit facility with WFE which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. As of December 31, 2008, we had $.25 million outstanding on our expired revolving credit facility. On February 2, 2009, we repaid $.25 million, the outstanding principal, on the revolving credit facility. Our capital expenditure commitment from WFE remains outstanding and as of December 31, 2009, we have drawn the principal amount of $5.0 million on such commitment. In addition, we amended the master security agreement with WFE to remove Meadow Valley’s guarantee.

Listed below are the amended covenants which are required to be maintained by the Company as of December 31, 2009 and thereafter:

(amounts in thousands)	December 31, 2009
Minimum /
	Maximum	Actual

Leverage (1)	1.50 to 1.0	.66 to 1.0
Fixed charge coverage ratio (2)	.75 to 1.0	-1.45 to 1.0
Available cash minimum (3)	750,000	1,045,667
Dividends paid (4)	-	-
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.
(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital leases to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.
(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.
(4)	Dividends paid to shareholders will not be paid without the prior written consent of WFE.
(5)	Management fee between Meadow Valley and Ready Mix will not exceed $22,000 per month. Reviewed quarterly.
(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of directors in place as of February 2, 2009, without the written consent of WFE.
(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of WFE.

Our amended security agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	After December 31,
	2009	2010	2011

Prepayment penalty	5.00%	3.00%	2.00%

If we prepay any amounts due under our separate lease agreement with WFE on or before January 1, 2011, we must pay all remaining rents and all purchase option amounts contained in the lease agreement.

As of December 31, 2009, we were not in compliance with the fixed charge coverage ratio. Currently, we are not in discussions with WFE to obtain a waiver and amendment from WFE. The WFE loan could become immediately due and payable and WFE could proceed against our equipment securing the loan. We have classified our obligations with WFE as current liabilities pursuant to the terms of the credit agreement. If WFE were to accelerate the payment requirements, we would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on our financial condition and results of operations. Further, if we were not able to refinance the debt and WFE seized our equipment, we may not be able to continue as a going concern.

We also have a covenant requirement with our lender National Bank of Arizona (“NBA”). The NBA loan is secured by our headquarters building in Phoenix, Arizona. The covenant requirement is a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. We believe that we are not in compliance of this covenant requirement for the year 2009, however, NBA has not notified us of any default. We continue to make timely payments, however, we have classified all long-term portions of amounts due as current liabilities. If NBA accelerates the payment requirements, the $1.3 million note payable that is currently outstanding to NBA would become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if we were not able to repay it. If NBA accelerates the payment requirements, we may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on our financial condition and results of operations.

In light of this situation, we are working diligently to close the sale of substantially all its assets as soon as possible. If we are unable to close this sale or if we do not maintain adequate liquidity prior to closing this sale, it may be necessary to seek legal protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

We are reporting net losses for the year ended December 31, 2009 and currently anticipate losses for 2010. These cumulative losses, in addition to our current liquidity situation, raise substantial doubt as to our ability to continue as a going concern for a period longer than the current fiscal year. Our ability to continue as a going concern depends on the achievement of profitable operations or the success of our financial and strategic alternatives process, which may include the sale of substantially all of our assets and liabilities. Until the possible completion of the financial and strategic alternatives process, our future remains uncertain, and there can be no assurance that our efforts in this regard will be successful.

Our financial statements have been prepared assuming we will continue as a going concern, which implies that we will continue to meet our obligations and continue our operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following table sets forth, for the periods presented, certain items from our Statements of Cash Flows:

(Dollars in Thousands)	For the Years Ended December 31,
	2009	2008	2007

Cash provided by (used in) operating activities	$(1,343)	$(1,113)	$7,293
Cash provided by (used in) investing activities	450	(614)	(3,586)
Cash used in financing activities	(2,266)	(3,226)	(2,920)

Cash used in operating activities during 2009 of $1.3 million represents a $.2 million increase from the amount used in operating activities during 2008. The change was primarily due to the net loss incurred in 2009.

Cash provided by investing activities during 2009 of $.5 million represents a $1.1 million increase from the amount used by investing activities during 2008. The increase in investing activities during 2009 was due primarily to the sale of equipment.

Cash used in financing activities during 2009 of $2.3 million represents a $1.0 million decrease from the amount used in financing activities during 2008. The decrease in cash used in financing activities during 2009 was the result of the repayment of debt obligations.

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

Summary of Contractual Obligations and Commercial Commitments

Contractual obligations at December 31, 2009, and the effects such obligations are expected to have on liquidity and cash flow in future periods, are summarized as follows:

(Dollars In thousands)	Payments Due by Period *
		Less than	1 - 3	4 - 5	After
	Total	1 Year	Years	Years	5 Years

Contractual Obligations
Long-term debt obligations	$6,317	$6,317	$-	$-	$-
Interest payments on long-term debt (1)	390	390	-	-	-
Operating leases obligations	2,007	1,402	598	7	-
Purchase obligations	9,586	1,821	3,454	3,454	857
Other long-term liabilities (2)	264	264	-	-	-

Total contractual obligations	$18,564	$10,194	$4,052	$3,461	$857

*	Includes amounts classified as current liabilities under notes payable
(1)	Interest payments are based on the individual interest rates of each obligation, which range from 5.39% to 8.45% per annum. We do not assume an increase in the variable interest rate. See Note 8 – Line of Credit and Note 9 – Notes Payable in the notes to the financial statements included in Item 8.
(2)	Other long-term liabilities reflected on the Company’s balance sheet under GAAP include an administrative services agreement with Meadow Valley in the amount of $22,000 per month. The term of the agreement is month-to-month and although either party can cancel the agreement we anticipate remaining in the agreement until December 31, 2010.

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

Reportable Segments

We currently operate our business within one reportable segment of operation. All of the revenue from our customers is substantially from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, from the strength of the concrete to its color and consistency. However, we do not maintain the quantity or dollar amount of each variation of our product sold as the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. We also sell sand, aggregate and decorative colored rock from our production facility in Moapa, Nevada, but the primary purpose of this production facility is to provide us with more control over quality and assurance of timely availability of a portion of the raw materials used in the product we sell to customers. The revenue generated from the sale of sand, aggregate and decorative colored rock represented 9.7% and 3.7% of our gross revenue for the years ended December 31, 2009 and 2008, respectively. In addition, we view the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that we do not distinguish between them for financial statement reporting purposes.

Collectability of Account Receivables

We are required to estimate the collectability of our account receivables. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt as of December 31, 2009 and 2008 amounted to $706,942 and $1,210,246, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. The decrease in the provision for bad debt for the year ended December 31, 2009 represented a decrease in the specific account balances identified as potentially uncollectible during the year ended December 31, 2009, as well as the decision to write off certain accounts receivable deemed uncollectable. Should our estimate for the provision of bad debt not be sufficient to allow for the write-off of future bad debts we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.

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

Batch and mining plants	4 - 15 years
Buildings	7 - 39 years
Computer equipment	3 - 5 years
Equipment	3 - 10 years
Leasehold improvements	2 - 10 years
Office furniture and equipment	5 - 7 years
Vehicles	5 - 10 years

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

The Company evaluated the recoverability of all of its long-lived assets during the fourth quarter of 2009. Since the Company agreed to sell substantially all of its assets and liabilities on January 29, 2010, the Company measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the closing of the Purchase Agreement. The Company identified an impairment related to the property and equipment included in the Purchase Agreement and recorded a charge of $6.2 million, which represents the amount that the carrying value of these assets exceeded estimated fair value at December 31, 2009.

Income Taxes

We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of December 31, 2009, the Company had total deferred tax assets of $1.4 million with no valuation allowance and total deferred tax liabilities of $.4 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.

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

Classification of Leases

We follow the authoritative guidance issued by FASB as it relates to the classification of leases. One factor when determining if a lease is an operating lease or a capital lease is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. We are currently leasing 40 ready-mix trucks under operating lease agreements, since at the inception of those leases we had not intended to take title to those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet additional criteria for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.

Stock based Compensation

We value share-based payment awards according to the fair value recognition provisions of the stock-based compensation authoritative guidance. Under this guidance we recognize compensation expense for all share-based payments granted. Accordingly, we use the Black-Scholes option valuation model to value the share-based payment awards. Under fair value recognition provisions, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 – Stock-Based Compensation in the accompanying Notes to the Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In April 2009, the FASB issued the following authoritative guidance intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

•	Guidance in determining fair value when volume and level of activity for assets or liabilities have decreased significantly and identifying transactions that are not orderly provides additional guidance for estimating fair value when volume and level of activity for assets or liabilities have decreased significantly. This guidance also provides for identifying circumstances that indicate a transaction is not orderly. These provisions became effective for our quarter ended June 30, 2009 and did not affect our financial position and results of operations.
•	Guidance surrounding interim disclosures about fair value of financial instruments requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of this disclosure-only guidance became effective for our quarter ended June 30, 2009 and did not affect our financial position and results of operations.
•	Guidance in determining recognition and presentation of other-than-temporary impairments amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of this guidance became effective for our quarter ended June 30, 2009 and did not affect our financial position and results of operations.

In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance became effective for our quarter ended June 30, 2009. We have evaluated subsequent events through March 30, 2010, which is the date the financial statements were issued.

In June 2009, the FASB issued authoritative guidance surrounding accounting for transfers of financial assets. This guidance removes the concept of a qualifying special-purpose entity arising from existing guidance determining accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from additional existing guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for our fiscal year beginning January 1, 2010. We are currently evaluating the impact of this guidance on our financial statements.

In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance is effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements; its adoption is not expected to affect our financial position and results of operations.

In June 2009, the FASB established the FASB Accounting Standards Codificationtm (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have a material impact on our financial statements upon its adoption. Accordingly, our notes to financial statements explain accounting concepts rather than cite specific GAAP standards.

In August 2009, the FASB issued authoritative guidance, which provides additional guidance on measuring the fair value of liabilities. This guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. This guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued authoritative guidance which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for us in 2010, except for the requirements to provide Level 3 activity which will become effective for us in 2011. We do not expect the adoption of this guidance to have a material effect on our financial statements.

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

Known and Anticipated Future Trends and Contingencies

We grew steadily since our inception until 2007 and we plan to continue to exploit opportunities within our markets. In the current housing downturn, there are few alternatives other than to keep our costs to a minimum, do our best to maintain our existing customer base and effectively compete for the projects that are going forward. In the long-term, the key dynamics of employment and population growth within our geographic markets appear to present us with continued growth opportunities. We believe that demand for construction materials will steadily improve once the residential sector recovers from its current downturn. We also believe that the supply of raw materials has increased and shortages of key raw materials will be less likely in the future than we experienced in the past.

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

Interest Rate Risk – From time to time we temporarily invest our excess cash in interest-bearing securities issued by high-quality issuers. We monitor risk exposure to monies invested in securities in our financial institutions. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the balance sheet and do not represent a material interest rate risk. Our primary market risk exposure for changes in interest rates relates to our long-term debt obligations. Currently, we do not have exposure to changing interest rates because of our use of fixed rate debt.

We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at December 31, 2009. Normally we would assume a 100 basis point increase in the prime interest rate, however, at December 31, 2009; we did not have any financial instruments with fluctuating interest rates. See Note 8 – Line of Credit and Note 9 – Notes Payable in the accompanying December 31, 2009 financial statements included in Item 8.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Ready Mix, Inc.

We have audited the accompanying balance sheets of Ready Mix, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008 and 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the Part IV, Item 15(a)(2) for the years ended December 31, 2009, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ready Mix, Inc. at December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set for therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and has liquidity issues that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certified Public Accountants

Phoenix, Arizona
March 30, 2010

READY MIX, INC.
BALANCE SHEETS

	December 31,
	2009	2008

Assets:
Current assets:
Cash and cash equivalents	$1,045,667	$4,204,280
Accounts receivable, net	3,047,204	6,751,769
Inventory	1,298,336	1,411,761
Prepaid expenses	770,763	1,189,598
Income tax receivable	1,876,341	1,026,133
Deferred tax asset	418,413	696,892

Total current assets	8,456,724	15,280,433
Property and equipment, net	12,536,014	23,988,688
Refundable deposits	79,037	108,079
Deferred tax assets	641,710	-

Total assets	$21,713,485	$39,377,200

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,556,215	$2,329,620
Accrued liabilities	725,963	966,058
Notes payable	6,317,322	2,204,706
Due to affiliate	7,289	177,825

Total current liabilities	8,606,789	5,678,209
Notes payable, less current portion	-	6,041,731
Deferred tax liability	-	1,216,100

Total liabilities	8,606,789	12,936,040

Commitments and contingencies
Stockholders’ equity:
Preferred stock - $.001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,557,636	18,362,557
Retained earnings (accumulated deficit)	(5,454,750)	8,074,793

Total stockholders’ equity	13,106,696	26,441,160

Total liabilities and stockholders’ equity	$21,713,485	$39,377,200

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008	2007

Revenue:
Revenue	$26,994,749	$60,150,696	$75,620,128
Revenue - related parties	10,201	550,364	1,744,544

Total revenue	27,004,950	60,701,060	77,364,672
Cost of revenue	34,309,472	60,637,366	71,210,190

Gross profit (loss)	(7,304,522)	63,694	6,154,482
General and administrative expenses	(3,303,888)	(4,631,061)	(4,574,463)
Gain/(loss) on sale of assets	(374,275)	(124,840)	48,214
Impairment of assets	(6,235,903)	-	-

Income (loss) from operations	(17,218,588)	(4,692,207)	1,628,233

Other income (expense):
Interest income	12,486	153,550	385,353
Interest expense	(101,891)	(107,379)	(137,533)
Other income	322,773	257,472	235,256

	233,368	303,643	483,076

Income (loss) before income taxes	(16,985,220)	(4,388,564)	2,111,309
Income tax benefit (expense)	3,455,677	1,438,999	(756,107)

Net income (loss)	$(13,529,543)	$(2,949,565)	$1,355,202

Basic net income (loss) per common share	$(3.55)	$(0.77)	$0.36

Diluted net income (loss) per common share	$(3.55)	$(0.77)	$0.36

Basic weighted average common shares outstanding	3,809,500	3,809,500	3,808,337

Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,817,009

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Retained
	Number of		Additional	Earnings/
	Shares		Paid-in	(Accumulated
	Outstanding	Amount	Capital	Deficit)

Balance at January 1, 2007	3,807,500	$3,808	$17,793,892	$9,669,156
Common stock issued upon exercise of options	2,000	2	21,998
Stock based compensation expense			375,081
Net income for the year ended 2007				1,355,202

Balance at December 31, 2007	3,809,500	3,810	18,190,971	11,024,358
Stock based compensation expense			171,586
Net loss for the year ended 2008				(2,949,565)

Balance at December 31, 2008	3,809,500	3,810	18,362,557	8,074,793
Stock based compensation expense			195,079
Net loss for the year ended 2009				(13,529,543)

Balance at December 31, 2009	3,809,500	$3,810	$18,557,636	$(5,454,750)

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$31,535,593	$61,268,675	$78,500,885
Cash paid to suppliers and employees	(33,814,831)	(62,416,750)	(70,274,014)
Taxes refunded (paid)	1,026,138	(11,091)	(1,181,203)
Interest received	12,486	153,550	385,353
Interest paid	(101,891)	(107,379)	(137,533)

Net cash provided by (used in) operating activities	(1,342,505)	(1,112,995)	7,293,488

Cash flows from investing activities:
Purchase of property and equipment	(44,114)	(770,416)	(3,792,325)
Cash received from sale of equipment	494,257	155,962	206,554

Net cash provided by (used in) investing activities	450,143	(614,454)	(3,585,771)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-	22,000
Proceeds from (repayment of) due to affiliate	(170,536)	215,684	(111,254)
Proceeds from notes payable	-	2,037,509	2,956,120
Repayment of notes payable	(2,095,715)	(5,474,698)	(5,536,277)
Repayment of capital lease obligations	-	(4,634)	(250,313)

Net cash used in financing activities	(2,266,251)	(3,226,139)	(2,919,724)

Net increase (decrease) in cash and cash equivalents	(3,158,613)	(4,953,588)	787,993
Cash and cash equivalents at beginning of year	4,204,280	9,157,868	8,369,875

Cash and cash equivalents at end of year	$1,045,667	$4,204,280	$9,157,868

Reconciliation of net income (loss) to net cash
provided by (used in) operating activities:
Net income (loss)	$(13,529,543)	$(2,949,565)	$1,355,202

Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	4,392,353	4,691,299	4,376,723
Deferred income taxes, net	(1,579,331)	(412,219)	(326,376)
Loss (gain) on sale of equipment	374,275	124,840	(48,214)
Impairment charge on property and equipment	6,235,903	-	-
Stock-based compensation expense	195,079	171,586	375,081
Provision for doubtful accounts	(503,304)	830,611	70,956

Changes in operating assets and liabilities:
Accounts receivable	4,207,869	310,143	900,957
Prepaid expenses	585,435	(33,512)	39,372
Inventory	113,425	(259,835)	149,916
Refundable deposits	29,042	68,109	1,299,109
Accounts payable	(773,405)	(1,559,236)	(380,663)
Accrued liabilities	(240,095)	(1,057,345)	(419,855)
Income tax, net	(850,208)	(1,037,871)	(98,720)

Net cash provided by (used in) operating activities	$(1,342,505)	$(1,112,995)	$7,293,488

The accompanying notes are an integral part of these financial statements.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates:

Nature of the Corporation:

Ready Mix, Inc. (the “Company”) was organized under the laws of the State of Nevada on June 21, 1996. The principal business purpose of the Company is to manufacture and distribute ready-mix concrete. The Company targets prospective customers such as concrete subcontractors, prime contractors, homebuilders, commercial and industrial property developers and homeowners in the States of Nevada and Arizona. The Company began operations in March 1997 and is 69% owned by Meadow Valley Parent Corp. (the “Parent”).

Accounting Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Significant estimates are used when accounting for the allowance for doubtful accounts, depreciation and amortization, accruals, taxes, contingencies, the valuation of stock options and the determination of carrying values of long term assets, which are discussed in the respective notes to the financial statements.

Cash and Cash Equivalents:

The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

Accounts Receivable, net:

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding and the Company’s prior history of uncollectible accounts receivable. As of December 31, 2009 and 2008, an allowance of $706,942 and $1,210,246, respectively, was established for potentially uncollectible accounts receivable. During the years ended December 31, 2009, 2008 and 2007, the Company recognized $555,477, $86,151 and $117,411, respectively, in written off accounts receivables. The Company records delinquent finance charges on outstanding accounts receivables only if they are collected.

Inventory:

Inventory, which consists primarily of raw materials, comprised of aggregates, fly ash, cement powder and admixture is stated at the lower of cost, determined by the first-in, first-out method, or market. Inventory quantities are determined by physical measurements. No allowance for slow moving or obsolete inventory has been established as of December 31, 2009 and 2008.

Reclassifications:

Certain balances in the accompanying financial statements were reclassified to conform to the current year’s presentation.

Property and Equipment:

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method, over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $4,392,353, $4,691,299 and $4,376,723, respectively. Leasehold improvements are recorded at cost

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

At December 31, 2009, all notes payable were collateralized by individual pieces of property and equipment per the respective note payable schedules. With respect to notes payable with Wells Fargo Equipment Finance, Inc. (“WFE”), the individual schedules of collateral are also cross collateralized for the other notes payable with WFE. See Note 9 – Notes Payable of these financial statements.

Income Taxes:

The Company accounts for income taxes in accordance with authoritative guidance issued by the FASB. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

If the Company is required to pay interest on the underpayment of income taxes, the Company recognizes interest expense in the first period the interest becomes due according to the provisions of the relevant tax law.

If the Company is subject to payment of penalties, the Company recognizes an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when the Company changes its judgment about meeting minimum statutory thresholds related to the initial position taken.

With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2008.

Revenue Recognition:

We recognize revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance and only when the following have occurred:

•	The contract has been evidenced by the customers signature on the delivery ticket;
•	A price per unit has been determined; and

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

•	Collectability has been reasonably assured either by credit authorization of the customer or by COD terms.

Large orders requiring multiple deliveries and spanning more than one day are invoiced daily for the deliveries on that day.

Reportable Segments:

The Company currently operates its business within one reportable segment of operation. Substantially all of the revenue from its customers is from the sale of ready-mix concrete. Ready-mix concrete can have many different variations and characteristics, including strength, color and consistency. However, the Company does not maintain the quantity or dollar amount of each variation of its product sold because the variations in the ready-mix concrete sales are simply variations of ready-mix concrete. The Company also sells sand, aggregate and decorative colored rock from its production facilities, but the primary purpose of its production facilities is to provide the Company with more control over quality and assurance of timely availability of a portion of the raw materials used in the product that the Company sells to its customers. The revenue generated from the sale of sand, aggregate and decorative colored rock represented 9.7%, 3.7% and 3.3% of the Company’s gross revenue for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in the table below. In addition, the Company views the market similarities between the Phoenix, Arizona and the Las Vegas, Nevada metropolitan areas to be of such a similar nature that the Company does not distinguish between them for financial reporting purposes.

For the years ended December 31, 2009, 2008 and 2007, Company revenue of $27.0 million, $60.7 million and $77.4 million, respectively, was approximately divided by the general type of construction work its customers typically perform as follows:

	December 31,
	2009	2008	2007

Commercial and industrial construction	32%	33%	31%
Residential construction	26%	41%	53%
Street and highway construction and paving	22%	12%	8%
Other public works and infrastructure construction	20%	14%	8%

Total	100%	100%	100%

Fair Value of Financial Instruments:

The carrying amounts of financial instruments including cash, certain current maturities of long-term debt, accrued liabilities and long-term debt approximate fair value because of their short maturities or for long term debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.

The balance of due to affiliate as of December 31, 2009 and 2008 was in the amounts of $7,289 and $177,825, respectively. During the year ended December 31, 2009 and 2008, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.

Fair Value of Financial Assets and Liabilities:

The Company measures and discloses certain financial assets and liabilities at fair value. Authoritative guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Authoritative guidance also establishes a fair value hierarchy which

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies and Use of Estimates (Continued):

requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Long-lived Assets:

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If the assets are considered to be impaired, an impairment charge will be recognized equal to the amount by which the carrying value of the asset exceeds its fair value.

The Company evaluated the recoverability of all of its long-lived assets during the fourth quarter of 2009 and identified an impairment related to the property and equipment included in the Purchase Agreement and recorded a charge of $6.2 million, which represents the amount that the carrying value of these assets exceeded estimated fair value at December 31, 2009.

Earnings (Loss) per Share:

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

Stock-Based Compensation:

The Company accounts for stock based compensation according to the fair value recognition provisions of the stock-based compensation accounting guidance. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is typically three years.

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

Recent Accounting Pronouncements:

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, that are of significance, or potential significance, to us.

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

In May 2009, the FASB issued authoritative guidance intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance became effective for the Company’s interim period ended June 30, 2009. The Company has evaluated subsequent events through March 30, 2010, which is the date the financial statements were issued.

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

In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance is effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements; its adoption is not expected to affect the Company’s financial position and results of operations.

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

In August 2009, the FASB issued authoritative guidance, which provides additional guidance on measuring the fair value of liabilities. This guidance reaffirms that the fair value measurement of a liability assumes the transfer of a liability to a market participant as of the measurement date. This guidance became effective October 1, 2009. This guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued authoritative guidance which clarifies and provides additional disclosure requirements on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). This guidance is effective for the Company in 2010, except for the requirements to provide Level 3 activity which will become effective for the Company in 2011. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

2.	Uncertainties:

Since the middle of 2006, the construction industry, particularly the ready-mixed concrete industry has become increasingly challenging. Currently, the ready-mixed concrete industry in the Phoenix, Arizona and Las Vegas, Nevada metropolitan areas are characterized by significant overcapacity, fierce competitive activity and rapidly declining sales volumes. From 2007 through 2009, the Company has implemented cost reduction programs, including workforce reductions, plant idling, rolling stock dispositions and divestitures of nonperforming business units to reduce structural costs.

Despite these initiatives in 2007, 2008 and 2009, the Company’s business has been severely affected by the steep decline in single-family home starts in the Las Vegas, Nevada and Phoenix, Arizona residential construction markets, the turmoil in the global credit markets and the prolonged U.S. recession. These conditions had a dramatic impact on demand for the Company’s products in each of the last three years. The Company is also experiencing product pricing pressure and expects ready-mix concrete pricing declines in 2010 compared to 2009, which will have a further negative effect on the Company’s gross margins.

In response to the Company’s protracted, declining sales volumes, the Company’s board of directors engaged an independent financial advisor to explore the Company’s strategic alternatives. In its implementation of the process to maximize stockholder value, on January 29, 2010, the Company agreed to sell substantially all of its assets and liabilities to a third party. As there is no assurance that the Company will close the transactions contemplated by its agreement to sell substantially all of its assets and liabilities, the Company has expanded its cost reduction efforts for 2010, including additional work force reductions and reductions in other employee benefits. The Company also continues to significantly scale back capital investment expenditures and idle selected production operations when needed.

Nonetheless, the continued weakening economic conditions, including ongoing softness in residential construction and further reduction in demand in the commercial sector have placed significant distress on the Company’s liquidity position.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

2.	Uncertainties (Continued):

The Company continued to see its business affected in 2009 by the decline in construction activity and at December 31, 2009, the Company failed to remain in compliance with covenant restrictions pursuant to its credit agreements. The Company was not in compliance with its fixed charge coverage ratio requirement with WFE for the fourth quarter 2009 and the Company was not in compliance with its minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio for the year 2009 with its other lender. The Company has maintained its payment requirements and has not received a notice of default or acceleration of amounts due from either lender. In accordance with authoritative guidance, however, the Company has accelerated its long-term portions of amounts due from notes payable. Currently, the Company is not in discussions with its lenders regarding any waivers to any covenants requirements. There can be no assurance that the Company will not be notified that it is in default of its credit agreements and that pursuant to those credit agreements, amounts due will not be accelerated accordingly. Also, there can be no assurance that if the Company’s lender(s) accelerate amounts due, that the Company would have sufficient liquidity to pay any demand for payment. If the Company’s lenders were to declare an event of default, they may be entitled to foreclose on and take possession of certain property and equipment.

In light of this situation, the Company is working diligently to close the sale of substantially all its assets as soon as possible. If the Company is unable to close this sale or if the Company does not maintain adequate liquidity prior to closing this sale, it may be necessary to seek legal protection pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code.

The Company is reporting net losses for the year ended December 31, 2009 and currently anticipate losses for 2010. These cumulative losses, in addition to the Company’s current liquidity situation, raise substantial doubt as to the Company’s ability to continue as a going concern for a period longer than the current fiscal year. The Company’s ability to continue as a going concern depends on the achievement of profitable operations or the success of the Company’s financial and strategic alternatives process, which may include the sale of substantially all of its assets and liabilities. Until the possible completion of the financial and strategic alternatives process, the Company’s future remains uncertain, and there can be no assurance that its efforts in this regard will be successful.

The Company’s financial statements have been prepared assuming it will continue as a going concern, which implies that the Company will continue to meet its obligations and continue its operations for at least the next 12 months. Realization values may be substantially different from carrying values as shown, and the Company’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Stock-Based Compensation:

The Company accounts for stock-based compensation utilizing the fair value recognition provisions included in the stock-based compensation accounting guidance. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.

Equity Incentive Plan

As of December 31, 2009, the Company has the following stock based compensation plan:

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

As of December 31, 2009, the Company has reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

3.	Stock-Based Compensation (Continued):

Equity Incentive Plan (Continued)

unless and until they are actually issued and delivered to a participant. As of December 31, 2009, 122,625 shares were available for future grant under the 2005 Plan. The common terms of the stock options are five years and they typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.

The Company uses the Black Scholes option pricing model to estimate fair value of stock based awards with the following assumptions for the indicated periods:

	Awards granted during
	the year ended	Awards granted prior to
	December 31, 2009	January 1, 2009

Dividend yield	0%	0%
Expected volatility	63.4% - 66.4%	21.4% - 39.1%
Weighted-average volatility	64.96%	27.18%
Risk-free interest rate	1.99%	3.00% - 5.00%
Expected life of options (in years)	3-5	3-5
Weighted-average grant-date fair value	$1.15	$2.53

During the year ended December 31, 2009, options to purchase an aggregate of 215,000 shares of the Company’s common stock were granted to Company employees and outside directors.

The following table summarizes the stock option activity during the year ended fiscal 2009:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)

Outstanding January 1, 2009	379,125	$10.76	1.88	$967,716
Granted	215,000	2.13		246,200
Exercised	—	—		—
Forfeited or expired	(43,750)	7.27		(84,612)

Outstanding December 31, 2009	550,375	$7.67	2.08	$1,129,304	$121,400

Exercisable December 31, 2009	382,875	$10.01	1.15	$936,229	$49,000

(1)	Remaining contractual term is presented in years.
(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of December 31, 2009, for those awards that have an exercise price currently below the closing price as of December 31, 2009. Awards with an exercise price above the closing price as of December 31, 2009 are considered to have no intrinsic value.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

3.	Stock-Based Compensation (Continued):

Equity Incentive Plan (Continued)

A summary of the status of the Company’s nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value

Nonvested stock options at January 1, 2009	33,333	$3.33
Granted	215,000	1.15
Vested	(63,333)	2.28
Forfeited	(17,500)	1.12

Nonvested stock options at December 31, 2009	167,500	$1.15

The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the year ended December 31, 2009 and 2008:

	2009	2008

Number of options to purchase shares granted	215,000	20,000
Weighted-average grant-date fair value	$1.15	$2.31

Number of options to purchase shares exercised	-	-
Aggregate intrinsic value of options exercised	$-	$-

Number of options to purchase shares vested	63,333	131,542
Aggregate fair value of options vested	$144,499	$315,715

During the years ended December 31, 2009, 2008 and 2007, the Company recognized compensation expense of $195,079, $171,586 and $375,081, respectively, and a tax benefit of $32,885, $34,341 and $63,694, respectively, related thereto. As of December 31, 2009, there was $150,820 of total unrecognized compensation cost. No attributable expense has been included in the total unrecognized compensation costs related to estimated forfeitures related to nonvested stock options granted under the 2005 Plan as all options outstanding are granted to officers and directors. The total unrecognized compensation costs are expected to be recognized over the weighted average vesting period of 2.25 years. During the year ended December 31, 2009, 43,750 options were forfeited; weighted average grant date fair value per share of $1.93, with a total fair value of $84,612.

4.	Concentration of Credit Risk:

The Company maintains cash balances at various financial institutions. Deposits not to exceed $250,000 for each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2009 and 2008, the Company had uninsured cash and cash equivalents in the amounts of approximately $900,000 and $4,000,000, respectively.

The Company’s business activities and accounts receivable are with customers in the construction industry located primarily in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

5.	Accounts Receivable, net:

Accounts receivable, net consists of the following:

	December 31,
	2009	2008

Trade receivables	$3,700,903	$7,823,012
Other receivables	53,243	139,003
Less: allowance for doubtful accounts	(706,942)	(1,210,246)

	$3,047,204	$6,751,769

6.	Property and Equipment, net:

Property and equipment consists of the following:

	December 31,
	2009	2008

Land and building	$3,791,474	$4,909,587
Computer equipment	425,241	427,920
Equipment	7,565,671	8,555,237
Batch and mining plants	11,361,868	15,199,768
Vehicles	9,477,321	10,767,278
Office furniture and equipment	90,030	94,114
Leasehold improvements	294,410	513,722
Water rights	1,312,331	2,250,000

	34,318,346	42,717,626
Less: Accumulated depreciation	(21,782,332)	(18,728,938)

	$12,536,014	$23,988,688

The Company evaluated the recoverability of all of its long-lived assets during the fourth quarter of 2009. As noted above the Company agreed to sell substantially all of its assets and liabilities on January 29, 2010. The Company measured recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the closing of the Purchase Agreement and other sales. The Company identified an impairment related to the property and equipment included in the Purchase Agreement and recorded a charge of $6.2 million, which represents the amount that the carrying value of these assets exceeded estimated fair value at December 31, 2009.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

7.	Accrued Liabilities:

Accrued liabilities consist of the following:

	December 31,
	2009	2008

Compensation	$430,925	$503,781
Taxes	1,276	199,223
Insurance	41,751	31,879
Other	252,011	231,175

	$725,963	$966,058

8.	Line of Credit:

The Company’s revolving loan agreement, which provided a $5.0 million revolving credit facility, as well as a $15.0 million capital expenditure commitment, expired December 31, 2008. On February 2, 2009, the Company repaid the outstanding principal of $.25 million on the revolving credit facility. The capital expenditure commitment remains outstanding and as of December 31, 2009, the Company has drawn the principal amount of $5.0 million on such commitment. In addition, effective February 2, 2009, the Company amended the master security agreement to remove the guaranties from the Company’s parent and another affiliate. See Note 9 — Notes Payable below.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Notes Payable:

Notes payable consists of the following:

	December 31,	December 31,
	2009	2008

7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$272,876	$387,771
8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	578,938	822,701
8.45% notes payable, with combined monthly principal payments of $26,182 plus interest, due June 28, 2011, collateralized by equipment	374,375	785,475
7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,274,491	1,343,188
7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	290,905	377,100
7.04% note payable, with monthly principal payments of $4,496 plus interest, due September 30, 2009, collateralized by equipment	-	40,467
7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,468,591	1,748,322
7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	161,260	204,263
7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	103,329	125,671
6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	165,455	211,097
5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	83,549	105,110

	$4,773,769	$6,151,165

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Notes Payable (Continued):

Notes payable consists of the following:

	December 31,	December 31,
	2009	2008

Total from previous page	$4,773,769	$6,151,165
5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	503,379	594,903
6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	119,849	163,430
6.80% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	548,414	626,669
6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	123,430	142,791
6.99% notes payable, with combined monthly principal payments of $4,778 plus interest, due December 29, 2013, collateralized by equipment	248,481	317,479
Line of credit, variable interest rate was 3.50% at December 31, 2008, interest only payments until December 31, 2008, 36 equal monthly principal payments plus interest thereafter, collateralized by all of the Company’s assets	-	250,000

	6,317,322	8,246,437
Less: current portion	(6,317,322)	(2,204,706)

	$-	$6,041,731

Following are maturities of long-term debt as of December 31, 2009 for each of the following years and in aggregate are:

Year ending December 31,	Amount

2010	$6,317,322
2011	-
2012	-
2013	-
2014	-
Subsequent to 2014	-

$6,317,322

The majority of the Company’s notes payable are payable to the Company’s capital expenditure commitment lender, WFE. Effective February 2, 2009, the Company amended its master security agreement with WFE to remove guaranties from Meadow Valley Corporation and Meadow Valley Contractors, Inc. In connection with the release of the guaranties, the Company added certain financial covenants and prepayment provisions.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Notes Payable (Continued):

Listed below are the covenants required to be maintained by the Company for the year ended December 31, 2009 and thereafter under the WFE agreement:

	December 31, 2009
	Minimum /
(amounts in thousands)	Maximum	Actual

Leverage (1)	1.50 to 1.0	.66 to 1.0
Fixed charge coverage ratio (2)	.75 to 1.0	-1.45 to 1.0
Available cash minimum (3)	750,000	1,045,667
Dividends paid (4)	-	-
Management fee agreement (5)	22,000	22,000
Change of control (6)
Sale or assignment of real estate (7)

(1)	Leverage is defined as total liabilities to net worth. Measured quarterly.
(2)	Fixed charge coverage ratio is defined as the sum of net profit, interest expense, taxes, depreciation and amortization less dividends, plus or minus extraordinary expenses or gains, divided by all interest bearing notes, loans and capital leases to be determined at WFE’s sole discretion, for the previous four fiscal quarterly periods. Measured quarterly. The required fixed charge coverage ratio increases to .75 to 1.0 for the quarters ending December 31, 2009 and March 31, 2010, to .85 to 1.0 for the quarter ending June 30, 2010, and to 1.0 to 1.0 for the quarter ending September 30, 2010 and each quarter thereafter.
(3)	Available cash minimum is defined as cash and cash equivalents as reported on the Company’s balance sheet. Measured quarterly.
(4)	Dividends shall not be paid to shareholders without the prior written consent of lender.
(5)	Management fee between Meadow Valley Contractors, Inc. and the Company will not exceed $22,000 per month. Reviewed quarterly.
(6)	Change of control provision states that the Company will be in default in the event that the Board of Directors ceases to consist of a majority of the directors in place as of February 2, 2009 without the written consent of lender.
(7)	The Company is prohibited from (a) entering into or assuming any agreement to sell, transfer or assign any of the Company’s owned real property and (b) creating or assuming any lien on any of the Company’s owned real property, in each case without written consent of lender.

The Company’s amended WFE agreement also calls for a prepayment penalty. The prepayment penalty is calculated on any prepaid principal balances paid prior to their scheduled due date. The prepayment penalty is as follows:

	After December 31,
	2009	2010	2011

Prepayment penalty	5.00%	3.00%	2.00%

If the Company prepays any amounts due under its separate lease agreement with WFE on or before January 1, 2011, the Company must pay all remaining rents and all purchase option amounts contained in the lease agreement.

As of December 31, 2009, the Company was not in compliance with the fixed charge coverage ratio. Currently, the Company is not in discussions with WFE to obtain a waiver and amendment from WFE. The WFE loan could become immediately due and payable and WFE could proceed against the Company’s equipment securing the loan. The Company has classified its obligations with WFE as current liabilities pursuant to the terms of the credit agreement. If WFE were to accelerate the payment requirements, the Company would not have sufficient liquidity to pay off the related debt and there would be a material adverse effect on the Company’s financial condition and results of operations. Further, if the Company was not able to refinance the debt and WFE seized the Company’s equipment, the Company may not be able to continue as a going concern.

The Company also has a covenant requirement with its lender National Bank of Arizona (“NBA”). The NBA loan is secured by the Company’s headquarters building in Phoenix, Arizona. The covenant requirement is a minimum adjusted earnings before interest, taxes, depreciation and amortization expense debt coverage ratio evaluated at year end. The Company believes that it is not in compliance of this covenant requirement for the year

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

9.	Notes Payable (Continued):

end December 31, 2009, however, NBA has not notified the Company of any default. The Company continues to make timely payments, however, the Company has classified all long-term portions of amounts due as a current liability. If NBA accelerates the payment requirements, the $1.3 million note payable that is currently outstanding to NBA would become immediately due and payable and NBA could proceed against collateral granted to it to secure that debt if the Company were not able to repay it. If NBA accelerates the payment requirements, the Company may not have sufficient liquidity to pay off the related debt and there could be a material adverse effect on the Company’s financial condition and results of operations.

10.	Related Party Transactions:

Affiliate:

During the years ended December 31, 2009, 2008 and 2007, the Company provided construction materials to an affiliate in the amounts of $10,201, $550,364 and $1,744,544, respectively. The balance due to affiliate at December 31, 2009 and 2008 was $7,289 and $177,825, respectively. These advances are considered short-term in nature. The Company repays or receives each current month-end balance in the following month for expenditures incurred by the affiliate on behalf of the Company or the sale of materials to the affiliate.

During the years ended December 31, 2009 and 2008, the Company sold equipment to an affiliate in the amounts of $135 and $42,736. During the year ended December 31, 2007, the Company acquired equipment from an affiliate in the amount of $6,695.

During the years ended December 31, 2009, 2008 and 2007, the Company leased office space to an affiliate in the amounts of $222,000, $202,770 and $202,770, respectively. As of January 1, 2009, the companies entered into a lease agreement for approximately 12,260 square feet of office space, including a proportionate share of common areas, for a monthly rent of $18,500, which includes a proportionate charge for janitorial services, maintenance, taxes and utilities; the current lease agreement expires December 31, 2010.

The Company has an administrative service agreement with Meadow Valley to receive management and administrative services for a monthly fee of $22,000. For the years ended December 31, 2009, 2008 and 2007, the total fees associated with the above services totaled $264,000 each year. The agreement is month to month and can be terminated by either party, however the Company anticipates remaining in the agreement through December 31, 2010.

Professional Services:

During the years ended December 31, 2009, 2008 and 2007, the Company incurred director fees of $142,400, $98,000 and $98,000, respectively, in aggregate to outside members of the board of directors. At December 31, 2009 and 2008, the amount due to related parties which included amounts due to outside directors totaled $40,000 and $98,000, respectively.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes:

For the years ended December 31, 2009, 2008 and 2007, the effective tax rate differs from the federal statutory rate primarily due to state income taxes and permanent differences, as follows:

	For the years ended December 31,
	2009	2008	2007

Statutory rate of 34% applied to income (loss) before income taxes	$(5,774,975)	$(1,492,112)	$717,845
State income tax expense (benefit), net of federal benefit	(151,964)	(72,547)	39,228
Increase (decrease) in income taxes resulting from:
Non-deductible items	2,385,831	96,820	27,797
Domestic production activities deduction	85,431	28,840	(28,763)

	$(3,455,677)	$(1,438,999)	$756,107

The provisions for income tax (benefit) expense from operations consist of the following:

	For the years ended December 31,
	2009	2008	2007

Current:
Federal and State	(1,876,346)	(1,026,780)	1,082,483
Deferred	(1,579,331)	(412,219)	(326,376)

	$(3,455,677)	$(1,438,999)	$756,107

The Company’s deferred tax asset (liability) consists of the following:

	December 31,
	2009	2008

Deferred tax asset:
Bad debt allowance	$254,499	$439,925
Net operating loss carry forward	880,493	19,438
AMT difference	127,700	—
Accrued vacation payable	112,418	128,243
IBNR amount	18,612	—
Director stock-based compensation	32,885	109,286

	1,426,607	696,892
Deferred tax liability:
Depreciation	(366,484)	(1,216,100)

Net deferred tax asset (liability)	$1,060,123	$(519,208)

In assessing the value of deferred tax assets at December 31, 2009 and 2008, the Company considered whether it was more likely than not that some or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on these

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

11.	Income Taxes: (Continued)

considerations, the Company did not establish a valuation allowance as of December 31, 2009 and 2008 for deferred tax assets relating to certain federal and state net operating loss and tax credit carryforwards because of the Company’s current projection of ultimate realization.

As of December 31, 2009, the Company had deferred tax assets related to federal NOL and tax credit carryforwards of $2.8 million. The Company has federal NOLs of approximately $2.4 million that are available to offset federal taxable income and will expire in the year 2029. In addition, the Company has federal alternative minimum tax credit carryforwards of approximately $0.4 million that are available to reduce future regular federal income taxes over an indefinite period.

12.	Commitments and Contingencies:

The Company leases batch plants, equipment, mixer trucks and property under operating leases and raw material purchase obligations expiring in various years through 2019. Rent expense under the aforementioned operating leases was $2,157,234, $2,786,003 and $3,045,980 for the years ended December 31, 2009, 2008 and 2007, respectively. Purchases under the aforementioned purchase agreements were $2,700,252, $4,150,842 and $5,073,358, respectively.

Minimum future rental payments under non-cancelable operating lease agreements as of December 31, 2009, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2010	$1,402,293
2011	592,633
2012	4,968
2013	4,968
2014	2,484

$2,007,346

Minimum future purchase agreement payments under non-cancelable purchase agreements as of December 31, 2009, for each of the following years and in aggregate are:

Year ending December 31,	Amount

2010	$1,821,097
2011	1,726,800
2012	1,726,800
2013	1,726,800
2014	1,726,800
Subsequent to 2014	857,200

$9,585,497

The Company is a party to an administrative service agreement to receive management and administrative services from Meadow Valley for a monthly fee of $22,000. The agreement is month to month, but both parties intend on utilize the agreement until December 31, 2010. As of December 31, 2009, the total commitment for the year ending December 31, 2010 is $264,000.

The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

12.	Commitments and Contingencies: (Continued)

to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and no current or expected litigation against its officers or directors, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

The Company is party to legal proceedings in the ordinary course of business. The Company believes that the nature of these proceedings (which generally relate to disputes between the Company and its material suppliers or customers regarding payment for work performed or materials supplied) are typical for a construction materials firm of its size and scope, and no pending proceedings are deemed to be materially detrimental.

13.	Earnings (Loss) per Share:

The earnings (loss) per share accounting guidance provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings or losses available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings or losses per share reflect the potential dilution of securities that could share in the earnings of an entity, as set forth below:

	For the years ended December 31,
	2009	2008	2007

Weighted average common shares outstanding	3,809,500	3,809,500	3,808,337
Dilutive effect of:
Stock options and warrants	—	—	8,672

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500	3,817,009

All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. For the year ended December 31, 2009, the Company had no outstanding option or warrants included in the calculation of dilutive common stock. For the year ended December 31, 2009, the Company had outstanding options to purchase 550,375 shares of common stock at a range of $1.99 to $12.85 per share, which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share, in the loss per share calculation as they were anti-dilutive.

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

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

13.	Earnings (Loss) per Share: (Continued)

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

14.	Stockholders’ Equity:

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

15.	Statement of Cash Flows:

Non-Cash Investing and Financing Activities:

The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:

During the year ended December 31, 2008, the Company financed the purchase of property and equipment in the amount of $1,843,139.

During the years ended December 31, 2009 and 2008, the Company incurred $195,079 and $171,586, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

During the year ended December 31, 2009, the Company financed the purchase of an insurance policy in the amount of $166,600.

16.	Significant Customer:

For the years ended December 31, 2009, 2008 and 2007, the Company did not recognize a significant portion of its revenue from any one customer.

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

16.	Significant Customer: — (Continued)

17.	Employee Benefit Plan:

The Company maintains a 401(k) profit sharing plan (“Plan”) allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of the board of directors, and are subject to certain limitations. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $0, $0 and $282,020, respectively, to the Plan.

18.	Quarterly Financial Data (Unaudited):

	March 31,	June 30,	September 30,	December 31,

2009
Revenue	$8,704,102	$6,759,596	$6,158,047	$5,383,205
Gross loss	(1,503,785)	(1,916,557)	(1,741,532)	(2,142,648)
Loss from operations	(2,415,199)	(2,738,108)	(2,215,650)	(9,849,631)
Net loss	(1,519,212)	(1,805,506)	(1,382,348)	(8,822,477)
Basic net loss per common share	(0.40)	(0.47)	(0.36)	(2.32)
Diluted net loss per common share	(0.40)	(0.47)	(0.36)	(2.32)
Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

	March 31,	June 30,	September 30,	December 31,

2008
Revenue	$15,786,522	$17,074,186	$16,352,655	$11,487,697
Gross profit (loss)	(2,685)	283,508	22,702	(239,831)
Loss from operations	(1,142,855)	(786,697)	(1,021,412)	(1,741,243)
Net loss	(651,080)	(466,901)	(607,549)	(1,224,035)
Basic net loss per common share	(0.17)	(0.12)	(0.16)	(0.32)
Diluted net loss per common share	(0.17)	(0.12)	(0.16)	(0.32)
Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

18.	Quarterly Financial Data (Unaudited): — (Continued)

	March 31,	June 30,	September 30,	December 31,

2007
Revenue	$20,362,442	$22,502,836	$19,093,113	$15,406,281
Gross profit	2,101,014	2,357,419	1,114,549	581,500
Income (loss) from operations	993,392	1,213,128	(49,670)	(528,617)
Net income (loss)	698,486	797,619	57,748	(198,651)
Basic net income (loss) per common share	0.18	0.21	0.02	(0.05)
Diluted net income (loss) per common share	0.18	0.21	0.02	(0.05)
Basic weighted average common shares outstanding	3,807,500	3,807,500	3,808,848	3,809,500
Diluted weighted average common shares outstanding	3,818,693	3,832,491	3,832,343	3,809,500

19.	Subsequent Events:

In February 2010, the Company sold several pieces of underutilized equipment at auction. The Company also sold several mixer trucks that were previously leased with leases near expiration. The Company purchased and sold these mixer trucks within the process of the auction itself. The Company realized $2.7 million in proceeds, net of repairs and commissions, from the auction and paid $1.3 million to its lender to pay off existing loans and paid $0.6 million to the lessor as a buyout of the leased mixer trucks.

On January 29, 2010, the Company and Skanon Investments, Inc., an Arizona corporation, or one or more acquisition entities designated by Skanon prior to the closing (together, “Skanon”), entered into an asset purchase agreement (the “Purchase Agreement”) pursuant to which the Company will sell substantially all of its assets comprising the Company’s ready-mix concrete business to Skanon for a purchase price of $9,750,000 in cash (the “Asset Sale”). Skanon will also assume certain of the Company’s liabilities. The Company will retain some assets in the form of the Company’s office building, certain written agreements and certain other assets identified in the Purchase Agreement. The Purchase Agreement provides that under specified circumstances the purchase price will be subject to a downward adjustment.

On January 29, 2010, the Company’s Board of Directors unanimously adopted the Purchase Agreement and recommended that the Asset Sale be consummated. In connection with the execution of the Purchase Agreement, Meadow Valley Parent Corp., the beneficial holder of the majority of the outstanding shares of the Company’s common stock, entered into a voting agreement, dated as of January 29, 2010 (the “Voting Agreement”) with Skanon. Pursuant to the terms of the Voting Agreement, Meadow Valley Parent Corp. agreed to vote or give written consent with respect to its shares of the Company’s common stock in favor of adoption of the Purchase Agreement and approval of the Asset Sale. Action by written consent is sufficient to approve the Asset Sale and the transactions contemplated by the Purchase Agreement without any further action or vote of the Company’s stockholders. Meadow Valley Parent Corp. may materially breach or terminate the Voting Agreement with or without cause at any time and without penalty, and consequently could determine not to vote in favor of the Asset Sale.

The Purchase Agreement contains customary representations, warranties and covenants of the Company including, among others, a covenant to use commercially reasonable efforts to conduct its operations in the ordinary course during the period between the execution of the Purchase Agreement and the completion of the Asset Sale.

The closing of the transactions contemplated by the Purchase Agreement is subject to the satisfaction of certain conditions, including that there will be no breaches of the representations, warranties and covenants of the Company contained in the Purchase Agreement except for breaches that, when considered collectively, would not result in a

READY MIX, INC.
NOTES TO FINANCIAL STATEMENTS

19.	Subsequent Events: (Continued)

material adverse effect on the Company’s business; and that applicable consents and approvals required to be obtained by the parties have been obtained and not withdrawn. The Asset Sale is not subject to a financing condition.

The Purchase Agreement contains certain termination rights for both the Company and Skanon and provides that, following the termination of the Purchase Agreement, under specified circumstances, including a breach by the Company of certain representations and warranties contained in the Purchase Agreement where such breach, collectively with all other breaches, would result in a material adverse effect on the Company’s business, or the failure of Meadow Valley Parent Corp. to vote or given written consent in favor of adoption of the Purchase Agreement and the Asset Sale, the Company will be required to pay a termination fee of $500,000 to Skanon.

The representations and warranties contained in the Purchase Agreement will terminate at the closing of the Asset Sale. The covenants and agreements contained in the Purchase Agreement and the certificates and other documents delivered pursuant to the Purchase Agreement will survive the closing to the extent applicable. The representations, warranties, covenants and agreements contained in the Purchase Agreement are exclusive. The Company and Skanon have waived, after the closing, all of their rights, actions or causes of action they have against each other relating to the Asset Sale, other than claims of fraud and rights and actions arising out of any breach of any covenant or agreement that survives the closing.

Prior to the closing, Skanon will acquire an insurance policy to insure Skanon against losses arising out of or in connection with the breach of certain of the Company’s representations and warranties under the Purchase Agreement following the closing of the Asset Sale. The Company will be responsible for paying 50% of the costs of the insurance policy up to $50,000.

The Company’s independent financial advisor, Lincoln International LLC, rendered an opinion to the Board of Directors of the Company that the consideration to be received by the Company pursuant to the Purchase Agreement is fair, from a financial point of view, to the Company.

The Company filed a definitive information statement with the SEC on February 23, 2010 (the “Information Statement”) regarding the adoption of the Purchase Agreement and other matters related to the Asset Sale. The Company mailed the Information Statement to its stockholders on March 2, 2010. Under SEC rules, the Information Statement must be mailed to the Company’s stockholders at least 20 days before the closing of the Asset Sale.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

The information required by Item 10 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders.

Item 11.	Executive Compensation

The information required by Item 11 relating to our directors is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of shareholders.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to our 2010 annual meeting of shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements
		See Item 8 of Part II hereof.
	(2)	Financial Statement Schedules
		See Schedule below and Item 8 of Part II hereof.

Schedule of Valuation and Qualifying Accounts

In Thousands
	Balance at	Charged to		Balance at
	Beginning	Expense		End of
Description	of Year	Account	Deductions	Year

Year ended December 31, 2007
Allowance for doubtful accounts	$309	$117	$(46)	$380
Year ended December 31, 2008
Allowance for doubtful accounts	$380	$916	$(86)	$1,210
Year ended December 31, 2009
Allowance for doubtful accounts	$1,210	$52	$(555)	$707

(3) Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of the registrant, as amended
3.2	Amended and Restated Bylaws of the registrant
10.1	2005 Equity Incentive Plan
10.4	Office Lease (Las Vegas)
10.7	Administrative Services Agreement
10.8	Production Facility Lease (Sun City, Arizona)
10.9	Production Facility Lease (Henderson, Nevada)
10.10	Production Facility Lease (Moapa, Nevada)
10.11	Decorative Rock Lease (Moapa, Nevada)
10.12	Oliver Mining Lease (Queen Creek, Arizona)
10.15	Office Lease (Las Vegas)

Exhibit
Number	Description

10.17	Production Facility Lease (Northwest Las Vegas, Nevada)
10.18	Lease and Supply Agreement (Buckeye, Arizona)
10.19	Production Facility Lease (Northwest Las Vegas, Nevada)
10.20	Amendment to Decorative Rock Lease (Moapa, Nevada)
10.21	Production Facility Renewal (Moapa, Nevada)
10.22	Officer / Director Indemnification Agreement
14.1	Code of Ethics
23.1	Consent of Independent Auditors
24	Powers of Attorney (included on the signature pages hereto)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

READY MIX, INC.

/s/  Bradley E. Larson
Bradley E. Larson
Chief Executive Officer
(Principal Executive Officer)
Date: March 31, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints BRADLEY E. LARSON and DAVID D. DOTY, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting onto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intent and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bradley E. Larson Bradley E. Larson Director and Chief Executive Officer Date: March 31, 2010	/s/ Robert A. DeRuiter Robert A. DeRuiter Director and President Date: March 31, 2010

/s/ Kenneth D. Nelson Kenneth D. Nelson Director and Vice President Date: March 31, 2010	/s/ Gary A. Agron Gary A. Agron Director Date: March 31, 2010

/s/ Charles E. Cowan Charles E. Cowan Director Date: March 31, 2010	/s/ Dan H. Stewart Dan H. Stewart Director Date: March 31, 2010

/s/ Charles R. Norton Charles R. Norton Director Date: March 31, 2010	/s/ David D. Doty David D. Doty Chief Financial Officer, Principal Financial and Accounting Officer Date: March 31, 2010

EXHIBIT INDEX

Exhibit		By Reference
Number	Description	from Document

3.1	Articles of Incorporation of the registrant, as amended	(5)
3.2	Amended and Restated Bylaws of the registrant	(6)
10.1	2005 Equity Incentive Plan	(1)
10.4	Office Lease (Las Vegas)	(1)
10.7	Administrative Services Agreement	(1)
10.8	Production Facility Lease (Sun City, Arizona)	(1)
10.9	Production Facility Lease (Henderson, Nevada)	(1)
10.10	Production Facility Lease (Moapa, Nevada)	(1)
10.11	Decorative Rock Lease (Moapa, Nevada)	(1)
10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)
10.15	Office Lease (Las Vegas)	(2)
10.17	Production Facility Lease (Northwest Las Vegas, Nevada)	(1)
10.18	Lease and Supply Agreement (Buckeye, Arizona)	(3)
10.19	Production Facility Lease (Northwest Las Vegas, Nevada)	(3)
10.20	Amendment to Decorative Rock Lease (Moapa, Nevada)	(3)
10.21	Production Facility Renewal (Moapa, Nevada)	(3)
10.22	Officer / Director Indemnification Agreement	(4)
14.1	Code of Ethics	(1)
23.1	Consent of Independent Auditors	*
24	Powers of Attorney (included on the signature pages hereto)	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.
(1)	Previously filed as an exhibit with the same exhibit number to the registrant’s Registration Statement on Form S-1 filed on February 11, 2005.
(2)	Previously filed as an exhibit with the exhibit number 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2007.
(3)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-K filed on August 12, 2008.
(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed on August 6, 2008.
(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 30, 2007.
(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on February 25, 2009.