Form 10-K/A
period 2009-12-31
RMX Holdings, Inc.
filed 2010-04-30
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-32440
RMX HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0830443
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4602 E. Thomas Road, Phoenix, AZ	85018
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (602) 249-5814
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of exchange on which registered:

Common stock, $.001 par value	NYSE Alternext US
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity stock held by non-affiliates was $4,447,580. The aggregate market value was computed using the price at which the common equity was last sold as of the last day of the registrant’s most recently completed second fiscal quarter. Determination of stock ownership by non-affiliates was made solely for the purpose of this requirement, and the registrant is not bound by these determinations for any other purpose.
On April 26, 2010, there were 3,809,500 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the Securities and Exchange Commission, or SEC, on March 31, 2010 (“Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2009, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
     In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications.
     Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Information concerning the directors and executive officers of RMX Holdings, Inc., (the “Company”, “we”, “us”) who serve until our 2010 Annual Meeting of Stockholders is set forth below:
     Gary A. Agron, age 65, has been a director of the Company since March 2009. He has been engaged in the private practice of securities law since 1977, with emphasis on representation of issuers and brokers-dealers in public offerings and private placements of equity securities. Mr. Agron earned a Bachelor of Arts degree and a Juris Doctorate degree from the University of Colorado. We believe Mr. Agron’s experience as a securities lawyer makes him a valuable board member.
     Charles R. Norton, age 68, has been a director of the Company since January 2005. He has also served as a director of Meadow Valley Corporation from March 1999 until February 2010. Since 1963, Mr. Norton has been involved in the highway construction industry as a construction foreman, subcontractor, general manager and vice president. He graduated with a Bachelor of Science degree from Brigham Young University in 1968. From 1968 to 1972, he was General Manager of Quaker Empire Construction in Wilkes-Barre, Pennsylvania. From 1972 to 1992, Mr. Norton was Sales Manager, General Manager and Vice President of Syro Steel Company, headquartered in Girard, Ohio. Since 1992 Mr. Norton has been Vice President of Trinity Industries, which purchased Syro in 1972. We believe Mr. Norton’s experience in highway construction makes him a valuable board member.
     Charles E. Cowan, age 63, has been a director of the Company since January 2005. He has also served as a director of Meadow Valley Corporation from November 1995 until February 2010. Since 1993 he has been President of Charles Cowan & Associates, Ltd. and has an extensive background in government and heavy construction industry consulting. From 1991 to 1993, he held chief executive positions in Arizona’s Department of Transportation and Department of Economic Security. He graduated with a Bachelor of Economics Degree from St. Martin’s College in Olympia, Washington, and a Master’s Degree in Public Administration from the University of

Missouri at Kansas City, Missouri. We believe Mr. Cowan’s experience in highway construction makes him a valuable board member.
     Dan H. Stewart, age 57, has been a director of the Company since April 2005. He also served on the boards of directors of Community Bank of Nevada and Community Bankcorp during the last five years. Since 2004, he has been President of Stewart Development Company, a firm specializing in master planned communities and mixed-use developments. From 2003 to 2004, Mr. Stewart was Vice President of American Nevada Company, a privately-held firm specializing in the design and development of master planned communities and other commercial properties. Mr. Stewart’s responsibilities include identifying, evaluating and acquiring commercial properties and evaluating future opportunities in connection with the Bureau of Land Management auctions. From 1994 to 2003, Mr. Stewart was President and Chief Executive Officer of Basic Management, Inc. and a number of its subsidiaries and affiliates. Basic Management, Inc. is a privately-held, Henderson, Nevada based firm engaged in land development, water delivery systems, power distribution and switching systems and remediation of environmentally-challenged properties. He earned a B.S. degree in civil engineering from Brigham Young University, an M.S. degree in civil engineering, construction engineering and management from Stanford University and completed the Advanced Management Development Program at Harvard University Graduate School of Design. Mr. Stewart is a registered professional civil engineer, a licensed general engineering contractor and a licensed real estate broker. We believe Mr. Stewart’s experience in real property development makes him a valuable board member.
     Bradley E. Larson, age 55, has been the Chief Executive Officer of Meadow Valley Corporation, an affiliate of our majority stockholder, since 1995. He has been our Chief Executive Officer and a director of the Company since inception in 1996. Mr. Larson was employed by Tanner Companies, a contracting and materials company located in Phoenix, Arizona, from 1976 until 1994. He was Division President of the Western Arizona region for Tanner from 1984 to 1988, Vice President of Operations from 1988 to 1989 and President of Tanner’s Construction Division from 1989 until 1994. Mr. Larson earned a BSE degree in Industrial Engineering from Arizona State University in 1979. He has been active in several construction industry associations and is past Chairman and Director of The Arizona Rock Products Association and past Director of the Arizona Heavy Highway Chapter of the Associated General Contractors.
     Robert A. De Ruiter, age 50, has been a director of the Company since August 2008. Previously he served as President of the Company from August 2008 until April 2010 and previous to August 2008, he was General Manager of our metropolitan Phoenix, Arizona ready-mix concrete business since we organized our Phoenix operations in 2000. In January 2005, he was named Vice-President. From 1998 to 2000, he was the Regional Manager for Mineral Resources Technologies, Phoenix, Arizona, where he was responsible for operations, sales and marketing of Mineral Resources fly ash products in Arizona, New Mexico, Texas and California. From 1995 to 1998, Mr. De Ruiter was a Technical Sales Representative for Grace Construction Products, Las Vegas, Nevada, and he sold concrete admixtures to concrete producers, contractors, architects and engineers. From 1990 to 1995, he was a sales representative for Sunward Materials, Phoenix, Arizona, where he sold concrete and aggregates to contractors, architects and engineers. We believe Mr. De Ruiter’s experience in the construction materials and ready-mix industries, as well as his prior service as our President, makes him a valuable board member.
     Kenneth D. Nelson, age 52, has been an executive officer and director of the Company since 1996 and was named President in April 2010. He has been involved in the financial reporting and operations management areas of the construction industry since 1982. He joined Meadow Valley Corporation in April 1989, became its Vice President of Finance in February 1992 and its Vice President and Chief Administrative Officer in April 1996. Mr. Nelson earned a Bachelors of Science Degree in Business Administration from Arizona State University in 1984.
     David D. Doty, age 45, has been the Chief Financial Officer of Meadow Valley Parent Corp., the Company’s majority stockholder, since February 2009 when Meadow Valley Parent Corp. completed its merger transaction with Meadow Valley Corporation. Prior to the closing of the merger, Meadow Valley Corporation was the Company’s majority stockholder. Mr. Doty is expected to continue to serve in his role as the Chief Financial Officer of Meadow Valley Parent Corp. while employed by the Company. Mr. Doty was appointed Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer of the Company in April 2009. In August 2005, Mr. Doty began his employment with Meadow Valley and in April 2006 he was appointed Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer. From 2000 to August 2005, Mr. Doty was Corporate

Controller and then Vice President of Administration, Treasurer and Chief Financial Officer of Star Markets, Ltd. in Honolulu, Hawaii. From 1994 to 2000, he was Vice President of Operations and Controller for a hospitality and tourism firm in Rancho Mirage, California. Mr. Doty was a supervisor at Brabo, Carlsen & Cahill, CPA’s in Palm Springs, California from 1991 to 1994. Mr. Doty received his Bachelor of Science degree with a major in Accounting from the California State Polytechnic University, Pomona in 1992 and his Certified Public Accountant’s certificate from the State of California in 2003.
CORPORATE GOVERNANCE
Director Independence
     We are authorized by our Bylaws to maintain a Board of Directors comprised of seven directors. Our Board currently consists of seven directors, four of whom, Messrs. Norton, Agron, Cowan, and Stewart, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. In accordance with the independence standards of the New York Stock Exchange, a director must be determined to have no personal, professional, familial or other relationship with the Company other than as a director. Our directors are elected for one year terms, or until an earlier resignation, death or removal. There are no family relationships among any of our directors or officers.
Board of Directors and Board Committees
     The Board of Directors held four regularly scheduled meetings during the last full fiscal year. No current director (or his predecessor) attended fewer than 75% of the aggregate of such meetings and meetings held by committees of the Board on which he served. We do not have a formal policy regarding attendance by members of the Board of Directors at the Annual Meeting, but strongly encourage directors to attend. All members of our Board of Directors attended the 2009 Annual Meeting of Stockholders.
     The separately designated and standing committees of the Board are as follows: Audit Committee, Nominating and Governance Committee and Compensation Committee. The Board has adopted a charter for each of its Audit Committee and Nominating and Governance Committee, each of which is available on our website at www.rmxholdings.com by following the link “Investor Information.” The Compensation Committee is not operating under a written charter. Stockholders may also receive a free copy of the Audit Committee charter by sending a written request to 4602 East Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 249-5814.
     Members of the Company’s Audit Committee, Compensation Committee and Nominating and Governance Committee are footnoted below.

Name	Positions and Offices with the Company
Charles E. Cowan (1) (2) (3)	Director
Charles R. Norton (1) (2) (3)	Director
Dan H. Stewart (1) (2) (3)	Director
Gary A. Agron (1) (2) (3)	Director
Robert A. De Ruiter	Director
Bradley E. Larson	Chief Executive Officer and Director
Kenneth D. Nelson	President and Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Governance Committee
The Audit Committee
     Our Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Messrs. Agron, Cowan, Stewart and Norton. Mr. Agron is our Audit Committee Chairman and has been determined by the Board to be a financial expert as defined by the SEC. All members of our Audit Committee are “independent,” as defined by the SEC and the listing standards for companies traded on the New York Stock Exchange. The Audit Committee reviews in detail and recommends approval by the Board of our annual and quarterly financial statements, recommends approval of the remuneration of our auditors to the Board, reviews the scope of the audit procedures and the final audit report prepared by our auditors and reviews our overall accounting practices, procedures and internal controls with our auditors. The Audit Committee met four times during fiscal 2009.
The Nominating and Governance Committee
     The Nominating and Governance Committee is currently comprised of Messrs. Cowan, Norton, Agron and Stewart, our independent directors. Mr. Cowan is our Nominating and Governance Committee Chairman. The committee met four times during fiscal 2009. The purpose of the Nominating and Governance Committee is as follows:
•	identify, consider and nominate candidates for membership on the Board, including any nominees properly received by the Secretary of the Corporation from any stockholder;

•	develop, recommend and evaluate corporate governance guidelines and a code of business conduct and ethics applicable to the Company;

•	make recommendations regarding the structure and composition of the Board and Board committees; and

•	advise the Board on corporate governance matters.
     All members of our Nominating and Governance Committee are “independent,” as defined by the SEC and the listing standards for companies traded on the New York Stock Exchange. Nominations of candidates for election as directors may be made by the Board of Directors upon recommendation by the Nominating and Governance Committee, or by stockholders. Stockholders may nominate candidates for election as directors if they follow the procedures and conform to the deadlines specified in our Bylaws.
     In evaluating the suitability of potential nominees for membership on the Board, the Nominating and Governance Committee will consider the Board’s current composition, including expertise, diversity and balance of inside, outside and independent directors, and consider the general qualifications of the potential nominees, such as:
•	Unquestionable integrity and honesty;

•	The ability to exercise sound, mature and independent business judgment in the best interests of the stockholders as a whole;

•	Recognized leadership in business or professional activity;

•	A background and experience that will complement the talents of the other Board members;

•	Willingness and capability to take the time to actively participate in Board and Committee meetings and related activities;

•	Ability to work professionally and effectively with other Board members and the Company’s management;

•	An age to enable the director to remain on the Board long enough to make an effective contribution; and

•	Lack of realistic possibilities of conflict of interest or legal prohibition.
     The Nominating and Governance Committee will also see that all necessary and appropriate inquiries are made into the backgrounds of such candidates. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its stockholders. Currently, the Nominating and Governance Committee has no policy with respect to diversity in its stated criteria for director nominees.
The Compensation Committee
     Our Compensation Committee consists of our independent directors, Messrs. Agron, Cowan, Stewart and Norton. Mr. Norton is our Compensation Committee Chairman. The purpose of the Compensation Committee is to determine the compensation to be paid to the Company’s executive officers, and to approve any incentive compensation plans. The Compensation Committee will recommend for approval to the Board the compensation of our executive officers, the annual compensation budget for all other employees, bonuses, grants of stock options and any changes to our benefit plans. The committee met four times during fiscal 2009.

Stockholder Communications with Directors
     Stockholders may communicate with any and all members of the Company’s Board of Directors by transmitting correspondence by mail or facsimile addressed to one or more directors by name or, for a communication to the entire board, at the following address and facsimile number: RMX Holdings, Inc., 4602 East Thomas Road, Phoenix, Arizona 85018; facsimile: (602) 437-1682.
     Communications from our stockholders to one or more directors will be collected and organized by our Secretary under procedures adopted by our independent directors. The Secretary will forward all communications to the identified director(s), or to Mr. Larson if a director is not identified, as soon as practicable, although communications that are abusive, in bad taste or that present safety or security concerns may be handled differently. If multiple communications are received on a similar topic, the Secretary may, in his direction, forward only representative correspondence.
     Mr. Larson will determine whether any communication addressed to the entire Board of Directors should be properly addressed by the entire Board of Directors or a committee thereof. If a communication is sent to the Board of Directors or a committee, Mr. Larson or the chairman of that committee, as the case may be, will determine whether a response to the communication is warranted. If a response to the communication is warranted, the content and method of the response may be coordinated with our counsel.
Other Corporate Governance Policies
     We have adopted a Code of Ethics that applies to all of our directors and senior management. Amendments to and waivers, if any, from our Code of Ethics, will be disclosed on our website. Our Code of Ethics is available on our website at www.rmxholdings.com by following the links “Investor Information — Code of Ethics.” Stockholders may also receive a free copy of this document by sending a written request to 4602 East Thomas Road, Phoenix, Arizona 85018, Attention: Secretary, or calling (602) 249-5814.
     In accordance with the Sarbanes-Oxley Act of 2002 and the listing standards of the New York Stock Exchange, we have adopted procedures to facilitate the submission, on a confidential and anonymous basis, of complaints, reports and concerns by any person regarding (1) accounting, internal accounting controls or auditing matters, (2) actual or potential violations of laws, rules or regulations, and (3) other suspected wrongdoing, including in connection with our Code of Ethics.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of change in their ownership of our common stock. Securities and Exchange Commission regulations require our directors, executive officers and greater than 10% stockholders to furnish us with copies of these reports. Based solely upon a review of such reports and related information furnished to us, we believe that, during the 2009 fiscal year, each person who served as a director or executive officer of our company or held more than 10% of our common stock complied with the Section 16(a) filing requirements.

Item 11. Executive Compensation
DIRECTOR COMPENSATION
     We use a combination of cash and long-term equity incentive awards to compensate non-employee members of our Board of Directors. The following table provides information regarding compensation earned in 2009 by each individual who served as a member of our Board of Directors in 2009.

					Change in
					Pension Value and
	Fees Earned			Non-Equity	Nonqualified Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash (1)	Awards	Awards (2)	Compensation	Earnings	Compensation	Total

Gary A. Agron (4)	$68,100	—	22,200	—	—	—	$90,300
Charles E. Cowan	$24,100	—	11,300	—	—	—	$35,400
Charles R. Norton	$26,100	—	11,300	—	—	—	$37,400
Don A. Patterson (3)	$—	—	11,300	—	—	—	$11,300
Dan H. Stewart	$24,100	—	11,300	—	—	—	$35,400

	$142,400	—	67,400	—	—	—	$209,800

(1)	Directors not employed by the Company receive $12,100 per year for being a member of the Board of Directors and $4,000 per year for each committee upon which they serve and are reimbursed for reasonable out-of-pocket expenses. The Chairman of the Audit Committee receives an additional $4,000 per year, and the Chairman of the Compensation Committee receives an additional $2,000 per year. The above amounts do not include out-of-pocket expenses. Directors who are employed by the Company are not compensated for their service on the Board.

(2)	Directors are entitled to participate in our 2005 Equity Incentive Plan and on March 10, 2009, each director not employed by the Company, was issued options to purchase 10,000 shares of Common Stock for their service on the Board during 2009. This column represents the aggregate dollar amount of the awards granted in 2009. Therefore, the values shown here are not representative of the amounts that may eventually be realized by any director. Pursuant to the rules of the SEC, we have provided a grant date fair value for stock awards in accordance with the provisions of applicable authoritative guidance excluding estimated forfeitures. At December 31, 2009, there were no restricted stock units, deferred stock units or dividend equivalent units accumulated in any director accounts. Relevant disclosures related to amounts in this column are included in footnotes 1 and 3 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Original Filing. The following table sets forth the number of outstanding option awards held by each of our Non-Employee Directors as of December 31, 2009:

Aggregate Number
Name	of Option Awards

Gary A. Agron	20,000
Charles E. Cowan	30,000
Charles R. Norton	30,000
Don A. Patterson (3)	36,750
Dan H. Stewart	30,000

146,750

(3)	Mr. Patterson resigned from the Board of Directors on March 13, 2009 and the Board of Directors filled the vacancy created by Mr. Patterson’s resignation by appointing Mr. Agron to the Board of Directors. Until his resignation from the Board of Directors, Mr. Patterson served on the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Until his resignation from the Board of Directors, Mr. Patterson served as the Chairman of the Audit Committee.

(4)	Mr. Agron was granted 20,000 options upon his appointment to the board and he earned $40,000, in addition to the fees described in (1) above, for his involvement in implementing the board of directors evaluation of strategic alternatives.
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Executive Compensation Program
     The Compensation Committee of the Company’s Board is responsible for assisting the Board in defining and overseeing the Company’s general compensation practices.
     The persons who served as our Chief Executive Officer and Chief Financial Officer during 2009, as well as other individuals named in our Summary Compensation Table below, are referred to as the “named executive officers” throughout this amendment to annual report.

Executive Summary
     As discussed in more detail below, the following actions concerning the compensation of the Company’s named executive officers were taken for fiscal 2009 and through April 23, 2010:
•	Robert A. De Ruiter’s employment was terminated in April 2010, but he remains as a member of the Board of Directors.

•	Kenneth D. Nelson was appointed President in February 2010.

•	Clint Tryon resigned as Chief Financial Officer in April 2009.

•	David D. Doty was appointed Chief Financial Officer in April 2009.
Oversight of Executive Compensation Program and Role of Executive Officers in Compensation Decisions
     While the Compensation Committee approves all aspects of our executive compensation program, it reports to the full Board of Directors on a regular basis and seeks approval for certain actions. The committee coordinates with its consultants and management to obtain marketplace and internal data analyses, project reports and program recommendations to assist the Compensation Committee in making executive compensation decisions. Our Chief Executive Officer and, in some cases, other executive officers of the Company make recommendations to the Compensation Committee with respect to various elements of executive compensation.
Compensation Objectives and Philosophy
     The Company’s primary objectives when determining compensation for its named executive officers are to:
•	set levels of annual salary, bonus and equity compensation that are competitive and that will attract and retain superior executives, taking into account the difficult industry conditions and competitive environment that the Company faces;

•	incorporate a performance-based component to executive compensation by linking the bonus to the Company’s financial and operational performance; and

•	provide long-term equity-based compensation, thereby further aligning the interests of the Company’s executives with those of its other stockholders.
     These objectives are designed to reward each executive’s (1) past individual performance and contribution to the Company’s corporate performance, (2) level and scope of responsibility and experience, and (3) ability to influence the Company’s future growth and profitability.
Components of Executive Compensation
     Our executive compensation has three main components: a salary paid in cash, an annual cash incentive bonus plan, in which payment is contingent on the financial performance of the Company, and a long-term equity incentive plan that the Company provides through the award of options to purchase the Company’s Common Stock. The salary component is intended to reward executives for their current, day-to-day work. The cash incentive bonus is intended to be a reward for the executive’s contribution to the financial success of the Company in a given year. Option grants are intended to create longer-term incentive for the executive to remain with the Company since the benefit is realized, if the Company is successful, over a multi-year period similar to our stockholders.
Annual Salary
     Because an executive’s annual salary is meant to reflect his value to the Company on a day-to-day basis, it is a fixed, predetermined element of his compensation. When the Compensation Committee reviews the level of an executive’s salary for a possible increase at the end of the term of his employment agreement, or annual basis if no employment agreement is in place, that review is based on two main factors: his prior salary and the salary range of executives in comparable companies at a comparable level of responsibility. The Compensation Committee members take an executive’s prior salary into account because they believe that it reflects the assessment of prior boards and/or compensation committees of the executive’s value to the Company. Compensation levels of comparable companies are obtained from industry trade publications, management consulting firms such as FMI Corporation (“FMI”) and other public companies similar to our size and industry. In addition, the Compensation

Committee provides their knowledge of the industry’s compensation levels gained in the course of the work each independent director performs in his daily business activity.
Non-Equity Incentive Plan
     The level of compensation that an executive can earn under the Company’s cash incentive bonus plan is based on the Company’s attainment of financial success when compared to a predetermined objective, which the Board of Directors has approved in advance. Financial performance that exceeds expectations can enable the Company’s management team, including its Chief Financial Officer, President and other management personnel, to earn a bonus. The amount of the non-equity incentive bonus in a given year, if any, is derived from a formula based principally on the Company’s return on net assets within the manager’s primary geographic area of responsibility. The return on net assets for each year must be approved by the Board of Directors, which has a majority of directors who are not employees of the Company and are independent. The non-equity incentive bonus plan also has a discretionary element. In exercising this discretion, members of the Compensation Committee use their personal judgment of appropriate amounts after taking into account information about the executive’s work during the year, his past compensation, his current cash incentive bonus, his perceived contribution to the Company generally, his level of responsibility and any notable individual achievements or failings in the year in question.
     Mr. Tryon resigned his positions as the Company’s Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) and the Board of Directors replaced him by appointing Mr. Doty to serve in the roles formerly occupied by Mr. Tryon, in each case effective April 6, 2009. Mr. Doty also serves as Chief Financial Officer for Meadow Valley Parent Corp., the Company’s majority stockholder. Mr. Tryon is not eligible for non-equity compensation in 2009 as a result of his resignation.
     The Compensation Committee authorizes the payment of incentive bonuses and, if applicable, makes any decisions on discretionary amounts, when the results for the year in question are known, typically in late February of the following year. No bonuses for 2009 were approved by the Compensation Committee.
Equity Incentive Plan
     The award of an option to buy the Company’s Common Stock is a long-term element of compensation since on the date of the award, the exercise price, or purchase price, of the shares subject to the option is the same as the price of those shares on the open market. Since the recipient of a stock option will only realize its value if the market price of the shares increases over the life of the option, the award gives the executive an incentive to remain with the Company and aligns his interests with those of our stockholders.
     The Company calculates the value of a stock option award on the date of its grant under accounting requirements that involve the use of a complex formula consisting of estimates about the Company, its stock price and the likelihood of the option holder forfeiting the stock option. The dollar amount shown in the Summary Compensation Table, below for stock option awards is the value of the options computed according to appropriate authoritative guidance.
     In determining the size of a stock option award, the Compensation Committee takes into account both the value of the award to the recipient and the corresponding accounting cost to the Company.
Other Compensation
     The only other forms of compensation of the executive officers are the personal use of Company vehicles, term life insurance and other benefits made available to all salaried employees and the perquisites shown in the Summary Compensation Table in the column labeled All Other Compensation. A detailed description of the perquisites is shown in the Summary Compensation Table. In 2008 and 2007, amounts paid to Mr. De Ruiter represented car allowances and the payment of expenses of commuting to work reflect the fact that the use of a personally owned vehicle was used for business purposes, such as visiting construction sites, attending meetings with customers and providing transportation to out-of-town business colleagues. In 2009, Mr. De Ruiter was paid an amount determined for personal use of Company vehicles. Mr. Tryon was paid an amount determined for personal use of Company vehicles for 2009, 2008 and 2007. The payment of Messrs. De Ruiter and Tryon’s term life insurance premiums is a benefit that has been provided to them by the Company for many years and was established when the Company determined to carry a key officer life policy on each of the executives in the same amounts as the policy provided each officer.
Overall Compensation Levels
     As with salary, the Company attempts to provide its executives with a total compensation package that is comparable to their peers in the industry and that the members of the Compensation Committee believe in their personal judgment based on their business experience is fair and appropriate for the executive’s level of responsibility and contribution to the Company. The Compensation Committee, which consists of only our independent members of the Board of Directors, makes the final determination of the compensation of the named executive officers. However, the Committee discusses their compensation recommendations for each executive officer (other than the Chief Executive Officer) with the Chief Executive Officer in advance of making a decision.
Other Compensation Agreements
     Messrs. De Ruiter and Doty are parties to agreements with the Company that, under certain circumstances, may provide severance pay or other compensation in the event of a sale transaction of the Company.
Compensation of the Chief Executive Officer
     Employment Agreement and Compensation Elements
     Mr. Larson does not have an employment agreement with RMX Holdings, Inc. Mr. Larson’s salary and bonus, if any, are paid by Meadow Valley Contractors, Inc. (“Meadow Valley”), an affiliate of our majority stockholder, and his services rendered to the Company are reimbursed to Meadow Valley through an Administrative Services Agreement. For a more complete description of the Administrative Services Agreement, please see the section of this amendment to annual report entitled “Certain Relationships and Related Transactions.”
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on our review and discussions with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.
     Submitted by the Compensation Committee of the Board of Directors:

Charles R. Norton	Gary A. Agron
Dan H. Stewart	Charles E. Cowan
     Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, that incorporates future filings, including this Amendment in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

Summary Compensation Table
     The following table provides information regarding total compensation earned in 2009, 2008 and 2007 by the named executive officers, which include our Chief Executive Officer, Chief Financial Officer and President, who are the only executive officers whose total compensation for 2009, 2008 and 2007 exceeded $100,000. The amounts include any compensation that was deferred through contributions to a defined contribution plan account under Section 401(k) of the Internal Revenue Code. Named executive officers who are also directors of the Company did not receive any compensation for their services as directors of the Company. All amounts are rounded to the nearest dollar.

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and						Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($) (2)	($) (3)	Earnings ($)	($) (4)	($)
Bradley E. Larson (1)	2009	$—	$—	$—	$11,300	$—	$—	$—	$11,300
Chief Executive Officer	2008	—	—	—	—	—	—	—	—
and Director	2007	—	—	—	—	—	—	—	—

Robert A. De Ruiter (5)	2009	156,750	—	—	11,300	—	—	7,486	175,536
Director and Former President	2008	146,623	—	—	—	88,438	—	12,325	247,386
	2007	131,210	—	—	—	136,080	—	21,147	288,437

Clint Tryon (5) (6)	2009	51,382	—	—	11,300	—	—	2,994	65,676
Former Chief Financial Officer,	2008	151,587	—	—	—	57,886	—	10,595	220,068
Secretary and Treasurer	2007	140,385	—	—	—	216,664	—	17,887	374,936

Kenneth D. Nelson	2009	14,615	—	—	11,300	—	—	—	25,915
Director and President	2008	—	—	—	—	—	—	—	—
	2007	—	—	—	—	—	—	—	—

David D. Doty	2009	52,615	—	—	25,600	—	—	—	78,215
Chief Financial Officer,	2008	—	—	—	—	—	—	—	—
Secretary and Treasurer	2007	—	—	—	—	—	—	—	—

(1)	Mr. Larson was compensated by Meadow Valley, as his services were provided to us through an Administrative Services Agreement with Meadow Valley Corporation. See the disclosure under the caption “Certain Relationships and Related Transactions.” Mr. Larson is the Chief Executive Officer of Meadow Valley. During fiscal 2009, 2008 and 2007, Mr. Larson spent approximately 20% to 25% of his time working for us. We did not pay Meadow Valley directly for his services. However, under the Administrative Services Agreement, we pay $22,000 per month to Meadow Valley for the services of their executives to the Company, as well as for other administrative services provided by Meadow Valley to us. During 2009, Messrs. Doty and De Ruiter had the principal responsibility for our day-to-day operations.

(2)	This column represents the aggregate dollar amount of the awards granted in 2009, 2008 and 2007, respectively. Therefore, the values shown here are not representative of the amounts that may eventually be realized by an executive. Pursuant to the rules of the SEC, we have provided a grant date fair value for option awards in accordance with the provisions of applicable authoritative guidance. For option awards, the fair value is estimated as of the date of grant using the Black-Scholes option pricing model, which requires the use of certain assumptions, including the risk-free interest rate, dividend yield, volatility and expected term. The risk-free interest rate is based on the yield at the date of grant of a U.S. Treasury security with a maturity period equal to or approximating the option’s expected term. The dividend yield assumption is based on our historical dividend payouts, which is zero. The volatility assumption is based on the historical volatility of our Common Stock over a period equal to the option’s expected term or trading stock’s trading history whichever is shorter. The expected term of options granted is based on expectations about future exercises and represents the period of time that options granted are expected to be outstanding. During 2009, 26,750 options with an aggregate grant date fair value of $57,763 that had been previously awarded and outstanding, were forfeited. Relevant disclosures related to amounts in this column are included in footnotes 1 and 3 to the Company’s audited financial statements for the fiscal year ended December 31, 2009, included in the Original Filing.

(3)	The non-equity incentive plan payments were made on March 7, 2008 and March 9, 2007, respectively. See discussion of non-equity incentive plans under heading “Compensation Discussion and Analysis” above. None of the named executive officers elected to defer their 2008 or 2007 non-equity incentive plan payment.

(4)	The amounts shown include Company-paid life insurance premiums, defined contribution plan payments, personal use of Company vehicles or reimbursement for use of a personal vehicle and Company-paid portion of health insurance for the fiscal years ended 2009, 2008 and 2007.

(5)	The 2008 salary includes 53 weeks of pay periods paid during the calendar year 2008. Mr. Tryon’s annual salary at the time of his resignation was $142,500. Mr. De Ruiter’s 2009 annual salary was $156,750.

(6)	Effective April 6, 2009, Mr. Tryon resigned his positions as the Company’s Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) and the Board of Directors appointed Mr. Doty to serve as the Company’s Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer). Mr. Doty will receive $72,000 in salary compensation for his services to the Company and his compensation will not be covered by the Administrative Services Agreement with Meadow Valley Corporation.

     The following table identifies the separate amounts attributable to each category of perquisites and other compensation:

		Company Paid	Defined	Vehicle	Company Paid
		Life	Contribution	Reimbursement /	Portion of
Name		Insurance	Plan	Personal Use	Health Insurance	Total

Clint Tryon	2009	$280	$—	$210	$2,504	$2,994
	2008	280	—	795	9,520	10,595
	2007	280	7,500	780	9,327	17,887

Robert A. De Ruiter	2009	675	—	780	6,031	7,486
	2008	675	—	5,145	6,505	12,325
	2007	675	7,500	6,600	6,372	21,147
Grants of Plan-Based Awards in 2009
     The following table provides information regarding cash incentive awards and options to purchase Common Stock granted under our 2005 Equity Incentive Plan to the named executive officers in 2009:

		Estimated Future Payouts Under							All Other Option
		Non-Equity Incentive Plan			Estimated Future Payouts Under			All Other Stock	Awards: Number of	Exercise or	Grant date fair
		Awards			Equity Incentive Plan Awards			Awards: Number of	Securities	Base Price	value of stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Shares of Stock or	Underlying Options	of Option	and option
Name	Date	($)	($)(1)	($)(2)	(#)	(#)	(#)	Units (#)	(#)	Awards ($/Sh)	awards

Bradley E. Larson	03/10/09	$—	$—	$—	10,000	10,000	10,000	—	—	$2.07	$1.13
Robert A. De Ruiter	03/10/09	—	—	—	10,000	10,000	10,000	—	—	2.07	1.13
Clint Tryon	03/10/09	—	—	—	10,000	10,000	10,000	—	—	2.07	1.13
Kenneth D. Nelson	03/10/09	—	—	—	10,000	10,000	10,000	—	—	2.07	1.13
David D. Doty	04/07/09	—	—	—	20,000	20,000	20,000	—	—	2.65	1.28

(1)	No non-equity incentive plan payments were made for the achievement of specified personal financial performance objectives in 2009, as discussed under the heading “Compensation Discussion and Analysis” above.

(2)	The maximum non-equity incentive plan awards do not include the discretionary component to which each individual is eligible, as discussed under the heading “Compensation Discussion and Analysis” above.
Option Exercises and Stock Vested in 2009
     The following table provides information regarding each exercise of options to purchase Common Stock, if any, by the named executive officers in 2009:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise ($)	on Exercise (#)	on Exercise ($)

Bradley E. Larson	—	$—	—	$—
Robert A. De Ruiter	—	—	—	—
Clint Tryon	—	—	—	—
Kenneth D. Nelson	—	—	—	—
David D. Doty	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End
     The following table provides information regarding all outstanding equity awards held by the named executive officers as of December 31, 2009:

				Equity Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option	Option
	Options (#)		Options (#)	Unearned	Exercise	Expiration
Name	Exercisable		Unexercisable	Options (#)	Price ($)(1)	Date

Bradley E. Larson	6,750	(2)	—	—	$11.00	1/28/2010
Chief Executive Officer and	10,000	(3)	—	—	$10.35	11/30/2011
Director	—	(4)	10,000	—	$2.07	3/10/2014
Robert A. De Ruiter	50,625	(2)	—	—	$11.00	1/28/2010
Director and Former President	—	(4)	10,000	—	$2.07	3/10/2014
Kenneth D. Nelson	6,750	(2)	—	—	$11.00	1/28/2010
President and Director	10,000	(3)	—	—	$10.35	11/30/2011
	—	(4)	10,000	—	$2.07	3/10/2014
David D. Doty	6,750	(5)	—	—	$12.50	11/1/2010
Chief Financial Officer,	10,000	(3)	—	—	$10.35	11/30/2011
Secretary and Treasurer	—	(6)	20,000	—	$2.65	4/7/2014

(1)	Pursuant to the 2005 Equity Incentive Plan, the exercise price for all outstanding options is based on the grant date fair market value, which was the market closing price of our Common Stock on the American Stock Exchange on the date of grant.

(2)	Options to purchase shares of Common Stock were granted on January 28, 2005. The options vested in one-third increments on each subsequent grant date anniversary.

(3)	Options to purchase shares of Common Stock were granted on November 30, 2006. The options vest in one-third increments on each subsequent grant date anniversary.

(4)	Options to purchase shares of Common Stock were granted on March 10, 2009. The options vest in one-third increments on each subsequent grant date anniversary.

(5)	Options to purchase shares of Common Stock were granted on November 1, 2005. The options vest in one-third increments on each subsequent grant date anniversary.

(6)	Options to purchase shares of Common Stock were granted on April 7, 2009. The options vest in one-third increments on each subsequent grant date anniversary.
Retirement Plans
Pension Benefits
     During fiscal year 2009, we did not have a pension benefit plan. We do not intend on implementing a pension plan in the near future.
Nonqualified Deferred Compensation
     During fiscal year 2009, we did not have a nonqualified deferred compensation plan. We do not intend on implementing a nonqualified deferred compensation plan in the near future.

Equity Incentive Plan
     In January 2005, we adopted an equity incentive plan, which we refer to as our 2005 Equity Incentive Plan, which provides for the grant of options intended to qualify as “incentive stock options” and “non-statutory stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, together with the grant of bonus stock and stock appreciation rights at the discretion of our Board of Directors. Incentive stock options are issuable only to our eligible officers, directors and key employees. Non-statutory stock options are issuable only to our non-employee directors and consultants.
     The 2005 Equity Incentive Plan is administered by our Compensation Committee. Currently, we have 673,000 shares of Common Stock reserved for issuance under the 2005 Equity Incentive Plan. Under the 2005 Equity Incentive Plan, the Board of Directors determines which individuals shall receive options, grants or stock appreciation rights, the time period during which the rights may be exercised, the number of shares of Common Stock that may be purchased under the rights and the option price.
     With respect to stock options, the per share exercise price of the Common Stock may not be less than the fair market value of the Common Stock on the date the option is granted. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of our stock is eligible to receive incentive stock options under the 2005 Equity Incentive Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option on the date of grant. The option price for non-statutory options is established by the Board and may not be less than 100% of the fair market value of the Common Stock subject to the option on the date of grant.
     No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may only be exercisable by the optionee. Options may be exercised only if the option holder remains continuously associated with us from the date of grant to the date of exercise, unless extended under the 2005 Equity Incentive Plan grant. Options under the 2005 Equity Incentive Plan have no expiration date and the exercise date of an option cannot be longer than 10 years from the date of grant, but can be shorter when established by the plan administrator. Any options that expire unexercised or that terminate upon an optionee’s ceasing to be employed by us become available once again for issuance. Shares issued upon exercise of an option rank equally with other shares then outstanding.
     Initially, we had reserved 675,000 shares of Common Stock for issuance to officers, directors and employees under the 2005 Equity Incentive Plan described above. Options will be issued to employees and executive officers based on the recommendation of the Compensation Committee of the Board of Directors according to the following:
•	employees holding positions of responsibility with us whose performance can have a significant effect on our success; and

•	non-employee directors.
     Currently, we have granted, net of forfeitures, under the 2005 Equity Incentive Plan options to purchase an aggregate of 550,375 shares of Common Stock to officers, directors and employees with exercise prices ranging from $1.99 to $12.85. Typically, the options are exercisable from the grant date as follows: 33% of the options are exercisable after one year of continuous service to us, 66% after two years of continuous service and 100% after three years of continuous service. The Board of Directors has full discretion to use different vesting schedules for each grant made under the 2005 Equity Incentive Plan.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     The Compensation Committee currently consists of the following four members of the Board of Directors: Messrs. Cowan, Norton, Agron and Stewart. No member of this Committee was at any time during the Company’s 2009 fiscal year, or at any other time, an officer or employee of the Company.
     No executive officer of the Company has served as a director or member of the compensation committee of any other entity that has, or has had, one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The table below sets forth, as of April 29, 2010, information concerning the holdings of our common stock by (i) each person who is known by the Company, based solely on review of filings with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, to beneficially own more than 5% of the Company’s common stock and (ii) by each director, named executive officer, and by all directors and executive officers as a group.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (1)

Meadow Valley Parent Corp. (3)	2,645,212	69.4%
Bradley E. Larson (2)	13,333	*
David D. Doty (7)	23,416	1.0%
Robert A. De Ruiter (4)	3,943	*
Kenneth D. Nelson (2)	14,333	*
Charles E. Cowan (5)	23,333	1.0%
Charles R. Norton (5)	23,333	1.0%
Dan H. Stewart (5)	23,333	1.0%
Gary A. Agron (6)	20,000	1.0%

*	less than 1%

(1)	Beneficial ownership includes direct and indirect ownership of shares of our common stock, including rights to acquire beneficial ownership of shares upon the exercise of stock options exercisable as of April 29, 2010 and that would become exercisable within 60 days of such date. To our knowledge and unless otherwise indicated, each stockholder listed above has sole voting and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable. Percentage of ownership is based on 3,809,500 shares of our common stock outstanding as of April 29, 2010 and options exercisable within 60 days thereafter. Unless otherwise indicated, all stockholders listed above have an address in care of our principal executive offices which is located at 4602 East Thomas Road, Phoenix, Arizona 85018.

(2)	Includes 13,333 shares of our common stock issuable upon exercise of outstanding options that are vested within 60 days of April 29, 2010.

(3)	The address for this stockholder is Insight Equity Holdings LLC, c/o Insight Equity Management Company LLC, 1400 Civic Place, Suite 250, Southlake, TX 76092. According to the Schedule 13D filed on March 13, 2009, the following individuals and entities may be deemed beneficial owners of all or a portion of these securities: Meadow Valley Parent Corp, Meadow Valley Solutions LLC, Meadow Valley Resources LLC, Meadow Valley Holdings LLC, Insight Equity I LP, Insight Equity GP I LP, Insight Equity Holdings I LLC, Insight Equity Holdings LLC, Bradley E. Larson, Kenneth D. Nelson and Robert W. Bottcher.

(4)	Includes 3,333 shares of our common stock issuable upon exercise of outstanding options that are vested within 60 days of April 29, 2010.

(5)	Includes 23,333 shares of our common stock issuable upon exercise of outstanding options that are vested within 60 days of April 29, 2010.

(6)	Includes 20,000 shares of our common stock issuable upon exercise of outstanding options that are vested within 60 days of April 29, 2010.

(7)	Includes 23,416 shares of our common stock issuable upon exercise of outstanding options that are vested within 60 days of April 29, 2010.

EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2009 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	550,375	$7.67	122,625

Equity compensation plans not approved by security holders	—		—

Total	550,375		122,625

(1)	Includes 550,375 options to purchase shares of common stock issued to our employees, directors and consultants from our 2005 Plan.

(2)	Not included above is an individual compensation agreement for 116,250 warrants to purchase shares of common stock issued to our underwriters as a portion of their compensation in connection with our initial public offering.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     Prior to our initial public offering in 2005, we were a wholly-owned subsidiary of Meadow Valley Corporation and were provided certain administrative services by Meadow Valley, including some bookkeeping services, limited review of our operations by Meadow Valley’s Chief Executive Officer and Controller, review and preparation of our financial reporting by Meadow Valley’s Chief Financial Officer and Controller and assistance from Meadow Valley’s human resources personnel, which included administering certain insurance coverage and other benefits for us. In order to quantify the value of these services and provide for a fair payment to Meadow Valley for such services, in January 2009 we entered into a one-year Administrative Services Agreement with Meadow Valley Corporation. Under the terms of the agreement, we pay Meadow Valley $22,000 per month for all such administrative services including the time of our Chief Executive Officer who performs similar services for Meadow Valley. For the years ended December 31, 2009, 2008 and 2007, the total fees associated with the above services totaled $264,000 each year.
     Notwithstanding the agreement, each company has its own separate field facilities, operating management and employees. We believe that the administrative service to be provided by Meadow Valley represents less than 33% of the total administrative services required to operate our business.
     During the years ended December 31, 2009, 2008 and 2007, the Company provided construction materials to Meadow Valley in the amounts of $10,201, $550,364 and $1,744,544, respectively. During the years ended December 31, 2009, 2008 and 2007, the Company did not receive construction services from Meadow Valley. The balance due to Meadow Valley at December 31, 2009 and 2008 was $7,289 and $177,825, respectively. Amounts owed between the Company and Meadow Valley are paid each month by the party owing the amount, therefore they are short term in nature.
     During the years ended December 31, 2009 and 2008, the Company sold equipment to Meadow Valley in the amounts of $135 and $42,736, respectively. During the year ended December 31, 2007, the Company acquired equipment from Meadow Valley in the amount of $6,695.

     During the years ended December 31, 2009, 2008 and 2007, the Company leased office space to Meadow Valley in the amounts of $222,000, $202,770 and $202,770, respectively. The lease agreement is for approximately 12,260 square feet of office space for a monthly rent of $18,500, which includes a proportionate charge for common area maintenance and the lease term expires December 31, 2010.
Director Independence
     We are authorized by our Bylaws to maintain a Board of Directors comprised of seven directors. Our Board currently consists of seven directors, four of whom, Messrs. Norton, Agron, Cowan, and Stewart, are independent as defined under rules promulgated by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. In accordance with the independence standards of the New York Stock Exchange, a director must be determined to have no personal, professional, familial or other relationship with the Company other than as a director. Our directors are elected for one year terms, or until an earlier resignation, death or removal. There are no family relationships among any of our directors or officers.
Item 14. Principal Accounting Fees and Services
Disclosure of Audit and Non-Audit Fees
     The following table shows fees paid or accrued by the Company for the audits and other services provided by the Company’s accountants for the years ended December 31, 2009 and 2008:

	For the Years Ended December 31,
	2009	2008
Audit fees for the years ended December 31 and fees for the review of financial statements included in quarterly reports on Form 10-Q	$116,579	$110,340
Audit related fees (1)	—	5,530
Tax fees (2)	12,000	12,000

(1)	Audit related fees incurred in 2008 related to SEC staff comments

(2)	Tax fees related to the preparation of the Company’s Federal and state income tax returns
     The Audit Committee has concluded that the provision of services by Semple, Marchal & Cooper, LLP are compatible with maintaining their independence and has approved the above mentioned services performed.
Audit Committee Approval of Audit and Non-Audit Service
     The Audit Committee has a Pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent registered public accountants in order to ensure that the performance of such services does not impair the independent registered public accountants.
     According to the Policy, the Audit Committee will annually review and pre-approve the services and fees that may be provided by the independent registered public accountants during the following year. The Policy specifically describes the services and fees related to the annual audit, other services that are audit-related, preparation of tax returns and tax related compliance services and all other services that have the pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.
     Any service to be provided by the independent registered public accountants that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.
     The services provided by our independent registered public accountants during the year ended December 31, 2009 were all pre-approved by the Audit Committee.

     The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accountant to management.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Exhibits

Exhibit		By Reference from
Number	Description	Document
3.1	Articles of Incorporation of the registrant, as amended	(5)
3.2	Amended and Restated Bylaws of the registrant	(6)
10.1	2005 Equity Incentive Plan	(1)
10.4	Office Lease (Las Vegas)	(1)
10.7	Administrative Services Agreement	(1)
10.8	Production Facility Lease (Sun City, Arizona)	(1)
10.9	Production Facility Lease (Henderson, Nevada)	(1)
10.10	Production Facility Lease (Moapa, Nevada)	(1)
10.11	Decorative Rock Lease (Moapa, Nevada)	(1)
10.12	Oliver Mining Lease (Queen Creek, Arizona)	(1)
10.15	Office Lease (Las Vegas)	(2)
10.17	Production Facility Lease (Northwest Las Vegas, Nevada)	(1)
10.18	Lease and Supply Agreement (Buckeye, Arizona)	(3)
10.19	Production Facility Lease (Northwest Las Vegas, Nevada)	(3)
10.20	Amendment to Decorative Rock Lease (Moapa, Nevada)	(3)
10.21	Production Facility Renewal (Moapa, Nevada)	(3)
10.22	Officer / Director Indemnification Agreement	(4)
14.1	Code of Ethics	(1)
24	Powers of Attorney (included on the signature pages hereto)	*
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of The Securities Exchange Act of 1934	*

*	Filed herewith

(1)	Previously filed as an exhibit with the same exhibit number to the registrant’s Registration Statement on Form S-1 filed on February 11, 2005.

(2)	Previously filed as an exhibit with the exhibit number 10.1 to the registrant’s Current Report on Form 8-K filed on April 9, 2007.

(3)	Previously filed as an exhibit to the registrant’s Quarterly Report on Form 10-K filed on August 12, 2008.

(4)	Previously filed as an exhibit to the registrant’s Current Report on Form 8-K filed on August 6, 2008.

(5)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 30, 2007.

(6)	Previously filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on February 25, 2009.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMX HOLDINGS, INC.
/s/ Bradley E. Larson
Bradley E. Larson
Director and Chief Executive Officer (Principal Executive Officer) Date: April 30, 2010

/s/ David D. Doty
David D. Doty
Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 30, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*	*

Charles R. Norton	Gary A. Agron
Director	Director
Date: April 30, 2010	Date: April 30, 2010

*	*

Kenneth D. Nelson	Charles E. Cowan
Director and President	Director
Date: April 30, 2010	Date: April 30, 2010

*	*

Dan H. Stewart	Robert A. De Ruiter
Director	Director
Date: April 30, 2010	Date: April 30, 2010

* by:	/s/ Bradley E. Larson
Bradley E. Larson, Attorney-in-Fact
Date: April 30, 2010