Form 10-Q
period 2010-03-31
RMX Holdings, Inc.
filed 2010-05-17
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(602) 249-5814
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐;	Accelerated filer ☐;	Non-accelerated filer ☑;	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of May 14, 2010:
3,809,500 shares of Common Stock, $.001 par value per share

RMX HOLDINGS, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RMX HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$330,741	$1,045,667
Accounts receivable, net	2,261,157	3,047,204
Inventory	1,148,478	1,298,336
Prepaid expenses	520,357	770,763
Income tax receivable	2,236,771	1,876,341
Deferred tax asset	419,418	418,413

Total current assets	6,916,922	8,456,724
Property and equipment, net	10,217,334	12,536,014
Refundable deposits	45,552	79,037
Deferred tax assets	1,565,992	641,710

Total assets	$18,745,800	$21,713,485

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,996,834	$1,556,215
Accrued liabilities	1,156,340	725,963
Notes payable	4,756,005	6,317,322
Due to affiliate	—	7,289

Total current liabilities	7,909,179	8,606,789
Notes payable, less current portion	—	—
Deferred tax liability	—	—

Total liabilities	7,909,179	8,606,789

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,573,277	18,557,636
Accumulated deficit	(7,740,466)	(5,454,750)

Total stockholders’ equity	10,836,621	13,106,696

Total liabilities and stockholders’ equity	$18,745,800	$21,713,485

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenue:
Revenue	$4,082,245	$8,699,050
Revenue — related parties	7,481	5,052

Total revenue	4,089,726	8,704,102
Cost of revenue	6,449,509	10,207,887

Gross loss	(2,359,783)	(1,503,785)
General and administrative expenses	(965,310)	(942,377)
Gain on sale of assets	404,943	30,963
Lease minimum expense	(696,654)	—

Loss from operations	(3,616,804)	(2,415,199)

Other income (expense):
Interest income	406	5,956
Interest expense	(23,531)	(24,569)
Other income	68,498	60,082

	45,373	41,469

Loss before income taxes	(3,571,431)	(2,373,730)
Income tax benefit	1,285,715	854,518

Net loss	$(2,285,716)	$(1,519,212)

Basic net loss per common share	$(0.60)	$(0.40)

Diluted net loss per common share	$(0.60)	$(0.40)

Basic weighted average common shares outstanding	3,809,500	3,809,500

Diluted weighted average common shares outstanding	3,809,500	3,809,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Accumulated
	Outstanding	Amount	Capital	Deficit
Balance at January 1, 2010	3,809,500	$3,810	$18,557,636	$(5,454,750)
Stock based compensation expense	—	—	15,641	—
Net loss for the three months ended March 31, 2010	—	—	—	(2,285,716)

Balance at March 31, 2010	3,809,500	$3,810	$18,573,277	$(7,740,466)

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$4,947,033	$10,652,521
Cash paid to suppliers and employees	(6,123,601)	(10,456,002)
Taxes paid	—	(45)
Interest received	406	5,956
Interest paid	(23,531)	(24,569)

Net cash provided by (used in) operating activities	(1,199,693)	177,861

Cash flows from investing activities:
Purchase of property and equipment	—	(11,372)
Cash received from sale of equipment	2,053,373	52,204

Net cash provided by investing activities	2,053,373	40,832

Cash flows from financing activities:
Repayment of due to affiliate	(7,289)	(107,067)
Repayment of notes payable	(1,561,317)	(783,639)

Net cash used in financing activities	(1,568,606)	(890,706)

Net decrease in cash and cash equivalents	(714,926)	(672,013)
Cash and cash equivalents at beginning of period	1,045,667	4,204,280

Cash and cash equivalents at end of period	$330,741	$3,532,267

Reconciliation of net loss to net cash provided by (used in) operating activities:
Net loss	$(2,285,716)	$(1,519,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	670,248	1,197,899
Gain on sale of equipment	(404,943)	(30,963)
Deferred taxes, net	(925,285)	(11,988)
Stock-based compensation expense	15,641	49,950
Provision for doubtful accounts	(2,762)	(270,417)
Changes in operating assets and liabilities:
Accounts receivable	788,809	1,888,337
Prepaid expenses	250,406	(942,287)
Inventory	149,858	(312,165)
Income tax receivable	(360,430)	(842,575)
Refundable deposits	33,485	—
Accounts payable	440,619	(171,864)
Accrued liabilities	430,377	1,143,146

Net cash provided by (used in) operating activities	$(1,199,693)	$177,861

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by RMX Holdings, Inc., f/k/a Ready Mix, Inc., (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2009 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, that are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
     Nature of Corporation:
          The Company was organized under the laws of the State of Nevada on June 21, 1996. The Company began operations in March 1997 and is 69% owned by Meadow Valley Parent Corp (“Parent”). The Company entered into an agreement to sell substantially all of its ready-mix concrete operations in January 2010 and completed this sale on April 1, 2010.
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

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Loss per Share:
          The loss per share accounting guidance provides for the calculation of basic and diluted loss per share. Basic loss per share includes no dilution and is computed by dividing earnings or losses available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings or losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.
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
          The balance of due to affiliate as of March 31, 2010 and December 31, 2009, was $0 and $7,289, respectively. During the quarters ended March 31, 2010 and 2009, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
     Recent Accounting Pronouncements
          With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2010, that are of significance, or potential significance, to us.
          In June 2009, the FASB issued authoritative guidance surrounding accounting for transfers of financial assets. This guidance removes the concept of a qualifying special-purpose entity arising from existing guidance determining accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from additional existing guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance became effective for the Company’s fiscal year beginning January 1, 2010 and did not affect the Company’s financial position and results of operations.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Recent Accounting Pronouncements (Continued):
          In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance became effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements, it’s adoption did not affect the Company’s financial position and results of operations.
          In January 2010, the FASB issued authoritative guidance regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3 fair value measurements). This guidance requires separate disclosures about purchases, sales, issuances and settlements and will be effective for the Company in 2011. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.
2. Unaudited Pro Forma Sale Transaction Information:
          On April 1, 2010, the Company completed the sale of substantially all of its assets constituting its ready-mix concrete business to Skanon Investments, Inc. and certain acquisition entities designated by Skanon (together, “Skanon”) for a purchase price of $9.75 million in cash (the “Asset Sale”), as contemplated by that certain Asset Purchase Agreement, dated as of January 29, 2010 between the Company and Skanon (the “Purchase Agreement”). Skanon also assumed certain of the Company’s liabilities specified in the Purchase Agreement.
          In connection with the Asset Sale, the Company and Skanon entered into a letter agreement dated April 1, 2010 (the “Letter Agreement”). Under the terms of the Letter Agreement the Company and Skanon agreed to certain matters related to the Asset Sale including: (i) the procedures pursuant to which the Company will, on behalf of Skanon, auction certain equipment located in Moapa, Nevada as contemplated in Section 2.4 of the Purchase Agreement; (ii) the acquisition of the Company’s batch plant facility located near Las Vegas, Nevada by Skanon for $125,000 cash, paid to the Company on April 1, 2010, in lieu of Skanon’s assumption of the Company’s lease of this batch plant as contemplated in Section 2.3 of the Purchase Agreement; (iii) that the value of the income tax receivable referenced in Sections 2.1(f) and 2.2.9 of the Purchase Agreement payable to Buyer will equal, but not exceed, $1,107,000; and (iv) the sublease of a specified equipment lease to Skanon in lieu of an assignment of this equipment lease to Skanon as contemplated in Section 2.3 of the Purchase Agreement.
          The following unaudited pro forma condensed financial information of the Company is designed to show how the Asset Sale might have affected its historical financial statements if such Asset Sale had been contemplated at an earlier time. The following unaudited pro forma condensed financial information was prepared based on the historical financial results of the Company. The following should be read in conjunction with the Company’s annual financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q for the three months ended March 31, 2010.
          The unaudited pro forma condensed balance sheet data as of March 31, 2010 is presented as if the Asset Sale occurred in its entirety as of that date. The unaudited pro forma condensed statements of operations data for the three months ended March 31, 2010 is presented as if the asset sale occurred in its entirety on January 1, 2010.
          The unaudited pro forma condensed balance sheet data as of December 31, 2009 is presented as if the Asset Sale occurred in its entirety as of that date. The unaudited pro forma condensed statements of operations data for the year ended December 31, 2009 is presented as if the asset sale occurred in its entirety on January 1, 2009.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Unaudited Pro Forma Sale Transaction Information (Continued):
          Preparation of the unaudited pro forma condensed financial information is provided for informational purposes only, and is based on assumptions considered appropriate by the Company’s management. The pro forma condensed financial information is unaudited and is not necessarily indicative of results which would have occurred if the transactions described above had been consummated as of the dates indicated, nor does it purport to represent the future financial position or results of operations for future periods. In management’s opinion, all adjustments necessary to reflect the effects of the dates of the transactions listed above have been made.
RMX HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
AS OF MARCH 31, 2010

		Pro Forma
	Historical	Adjustments		Pro Forma
Assets:
Current assets:
Cash and cash equivalents	$330,741	$5,998,975	(1)	$6,329,716
Accounts receivable, net	2,261,157	(2,087,213	) (2)	173,944
Inventory	1,148,478	(1,008,478	) (2)	140,000
Prepaid expenses	520,357	(454,514	) (2)	65,843
Income tax receivable	2,236,771	(1,107,000	) (2)	1,129,771
Deferred tax asset	419,418	—		419,418

Total current assets	6,916,922	1,341,770		8,258,692
Property and equipment, net	10,217,334	(8,117,524	) (2)	2,099,810
Refundable deposits	45,552	(5,500	) (2)	40,052
Deferred tax assets	1,565,992	—		1,565,992

Total assets	$18,745,800	$(6,781,254)		$11,964,546

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,996,834	$(1,996,834	) (2)	$—
Accrued liabilities	1,156,340	(1,145,904	) (2)	10,436
Notes payable	4,756,005	(4,756,005	) (2)	—

Total current liabilities	7,909,179	(7,898,743)		10,436
Notes payable, less current portion	—	—		—

Total liabilities	7,909,179	(7,898,743)		10,436

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—		—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	—		3,810
Additional paid-in capital	18,573,277	—		18,573,277
Accumulated deficit	(7,740,466)	1,117,489		(6,622,977)

Total stockholders’ equity	10,836,621	1,117,489		11,954,110

Total liabilities and stockholders’ equity	$18,745,800	$(6,781,254)		$11,964,546

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Unaudited Pro Forma Sale Transaction Information (Continued):
RMX HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

		Pro Forma
	Historical	Adjustments		Pro Forma
Revenue:
Revenue	$4,082,245	$(4,082,245	) (3)	$—
Revenue — related parties	7,481	(7,481	) (3)	—

Total revenue	4,089,726	(4,089,726)		—
Cost of revenue	6,449,509	(6,449,509	) (3)	—

Gross loss	(2,359,783)	2,359,783		—
General and administrative expenses	(965,310)	777,930	(3)	(187,380)
Gain (loss) on sale of assets	404,943	(844,943	) (3)	(440,000)
Lease minimum expense	(696,654)	149,100		(547,554)

Loss from operations	(3,616,804)	2,441,870		(1,174,934)

Other income (expense):
Interest income	406	14,594	(4)	15,000
Interest expense	(23,531)	23,531	(4)	—
Other income	68,498	(14,498	) (3)	54,000

	45,373	23,627		69,000

Loss before income taxes	(3,571,431)	2,465,497		(1,105,934)
Income tax benefit	1,285,715	(887,579	) (3)	398,136

Net loss	$(2,285,716)	$1,577,918		$(707,798)

Basic net loss per common share	$(0.60)			$(0.19)

Diluted net loss per common share	$(0.60)			$(0.19)

Basic weighted average common shares outstanding	3,809,500			3,809,500

Diluted weighted average common shares outstanding	3,809,500			3,809,500

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Unaudited Pro Forma Sale Transaction Information (Continued):
RMX HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2009

		Pro Forma
	Historical	Adjustments		Pro Forma
Assets:
Current assets:
Cash and cash equivalents	$1,045,667	$5,284,049	(5)	$6,329,716
Accounts receivable, net	3,047,204	(2,873,260	) (6)	173,944
Inventory	1,298,336	(1,158,336	) (6)	140,000
Prepaid expenses	770,763	(693,170	) (6)	77,593
Income tax receivable	1,876,341	(746,570	) (6)	1,129,771
Deferred tax asset	418,413	—		418,413

Total current assets	8,456,724	(187,287)		8,269,437
Property and equipment, net	12,536,014	(10,436,204	) (6)	2,099,810
Refundable deposits	79,037	(38,985	) (6)	40,052
Deferred tax assets	641,710	—		641,710

Total assets	$21,713,485	$(10,662,476)		$11,051,009

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,556,215	$(1,556,215	) (6)	$—
Accrued liabilities	725,963	(715,527	) (6)	10,436
Notes payable	6,317,322	(6,317,322	) (6)	—
Due to affiliate	7,289	(7,289	) (6)	—

Total current liabilities	8,606,789	(8,596,353)		10,436
Notes payable, less current portion	—	—		—
Deferred tax liability	—	—		—

Total liabilities	8,606,789	(8,596,353)		10,436

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—		—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	—		3,810
Additional paid-in capital	18,557,636	—		18,557,636
Accumulated deficit	(5,454,750)	(2,066,123)		(7,520,873)

Total stockholders’ equity	13,106,696	(2,066,123)		11,040,573

Total liabilities and stockholders’ equity	$21,713,485	$(10,662,476)		$11,051,009

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Unaudited Pro Forma Sale Transaction Information (Continued):
RMX HOLDINGS, INC.
UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009

		Pro Forma
	Historical	Adjustments		Pro Forma
Revenue:
Revenue	$26,994,749	$(26,994,749	) (7)	$—
Revenue — related parties	10,201	(10,201	) (7)	—

Total revenue	27,004,950	(27,004,950)		—
Cost of revenue	34,309,472	(34,309,472	) (7)	—

Gross loss	(7,304,522)	7,304,522		—
General and administrative expenses	(3,303,888)	2,585,368	(7)	(718,520)
Loss on sale of assets	(374,275)	(65,725	) (8)	(440,000)
Lease minimum expense	—	(44,506	) (8)	(44,506)
Impairment of assets	(6,235,903)	6,235,903	(7)	—

Loss from operations	(17,218,588)	16,015,562		(1,203,026)

Other income (expense):
Interest income	12,486	47,514	(9)	60,000
Interest expense	(101,891)	101,891	(9)	—
Other income	322,773	(106,773	) (7)	216,000

	233,368	42,632		276,000

Loss before income taxes	(16,985,220)	16,058,194		(927,026)
Income tax benefit	3,455,677	(3,121,948	) (7)	333,729

Net loss	$(13,529,543)	$12,936,246		$(593,297)

Basic net loss per common share	$(3.55)			$(0.16)

Diluted net loss per common share	$(3.55)			$(0.16)

Basic weighted average common shares outstanding	3,809,500			3,809,500

Diluted weighted average common shares outstanding	3,809,500			3,809,500

Management’s Assumptions:
          The Company assumes that the Company will be debt free and will have no operations. Therefore, the Company will operate as a shell company until such time, if ever, a new business is merged with or acquired by the Company. No assurance can be given that such a transaction will be consummated or, if consummated, will be with terms favorable to the Company.
          The following is a description of the unaudited pro forma adjustments to the Company’s historical condensed financial statements:
(1)	Reflects the cash proceeds received from the Asset Sale net of operating cash balances at March 31, 2010, transaction costs, debt repayments and amounts paid related to lease minimum expenses.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
2. Unaudited Pro Forma Sale Transaction Information (Continued):
Management’s Assumptions (Continued):
(2)	Reflects the removal of assets and liabilities sold or disposed with the sale as if the sale was consummated on March 31, 2010.
(3)	Reflects the removal of the operations and related operational changes to the Company as a result of the sale as if the transaction was consummated on January 1, 2010.
(4)	Reflects the removal of interest expense and related interest charges as if the debt was assumed as of January 1, 2010 and reflects interest income earned, assuming a 1% yield, on cash balances received from the proceeds of the sale received on January 1, 2010.
(5)	Reflects the cash proceeds received from the Asset Sale net of operating cash balances at December 31, 2009, transaction costs, debt repayments and amounts paid related to lease minimum expenses.
(6)	Reflects the removal of assets and liabilities sold or disposed with the sale as if the sale was consummated on December 31, 2009.
(7)	Reflects the removal of the operations and related operational changes to the Company as a result of the sale as if the transaction was consummated on January 1, 2009.
(8)	Reflects nonrecurring costs associated with the sale but incurred after the completion of the sale specifically related to the sale of certain equipment and the payment of certain lease minimum requirements.
(9)	Reflects the removal of interest expense and related interest charges as if the debt was assumed as of January 1, 2009 and reflects interest income earned, assuming a 1% yield, on cash balances received from the proceeds of the sale received on January 1, 2009.
          This unaudited pro forma financial information includes certain nonrecurring immaterial effects that include assumption (8) as well as costs incurred ($240,000) as it relates to operating lease buyout amounts for 15 mixer trucks that were not assumed by Skanon. The buyout assumes that the mixer trucks would be bought out and sold at auction concurrently after the sale.
          The following table provides a reconciliation of the sales price of $9,750,000 to the $6,329,716 pro forma cash balance amount.

Proceeds pursuant to Purchase Agreement	$9,750,000
Sale of batch plant facility pursuant to Letter Agreement	125,000
Less:	—
Repayment of building mortgage in full	(1,260,478)
Lease minimum costs	(992,494)
Batch plant facility lease buy-out	(104,743)
Transaction expenses	(1,187,569)

$6,329,716

          The lease minimum costs listed above are amounts required by two of the Company’s batch plant facility lessors. In one case, $355,494 was paid in order to meet the minimum lease obligation and cancel the lease as the lease was not assumed by Skanon. The remaining $637,000 was paid in order to meet the minimum lease obligation for the current lease year through April 1, 2010 and includes aggregate material that is included as inventory of $140,000. This second lease was assumed by Skanon.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Stock-Based Compensation:
          The Company accounts for stock-based compensation utilizing the fair value recognition provisions of stock-based compensation accounting guidance. The Company recognizes expected tax benefits related to employee stock-based compensation as awards are granted and the incremental tax benefit or liability when related awards are deductible.
          As of March 31, 2010, the Company has the following stock-based compensation plan:
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
          As of March 31, 2010, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of March 31, 2010, 325,250 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and they typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
          The Company uses the Black Scholes option pricing model to estimate fair value of stock-based awards with the following assumptions for the indicated periods:

Awards granted prior to
January 1, 2010
Dividend yield	0%
Expected volatility	21.4% - 66.4%
Weighted-average volatility	40.71%
Risk-free interest rate	1.99% - 5.00%
Expected life of options (in years)	3-5
Weighted-average grant-date fair value	$2.02
          During the three months ended March 31, 2010, no options to purchase shares of the Company’s common stock were granted. The following table summarizes additional stock option activity during the three months ended March 31, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2010	550,375	$7.67	2.08	$1,129,304
Granted	—	—		—
Exercised	—	—		—	—
Forfeited or expired	(202,625)	11.00		(395,119)

Outstanding March 31, 2010	347,750	$5.73	3.00	$734,185	$1,850

Exercisable March 31, 2010	224,417	$7.66	2.47	$590,535	$883

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of March 31, 2010, for those awards that have an exercise price currently below the closing price as of March 31, 2010. Awards with an exercise price above the closing price as of March 31, 2010 are considered to have no intrinsic value.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested shares as of March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2010	167,500	$1.15
Granted	—	—
Vested	(44,167)	1.12
Forfeited	—	—

Nonvested stock options at March 31, 2010	123,333	$1.16

          The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the three months ended March 31, 2010 and 2009:

	2010	2009
Number of options to purchase shares granted	—	180,000
Weighted-average grant-date fair value	$—	$1.12

Number of options to purchase shares exercised	—	—
Aggregate intrinsic value of options exercised	$—	$—

Number of options to purchase shares vested	44,167	20,000
Aggregate fair value of options vested	$49,425	$22,200
          During the three months ended March 31, 2010 and 2009, the Company recognized compensation expense of $15,641 and $49,950, respectively, and a tax benefit of $1,003 and $11,988, respectively, related to grants of options to purchase shares of the Company’s common stock. As of March 31, 2010, there was $126,867 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 2.0 years. During the three months ended March 31, 2010, options to purchase 202,625 shares of the Company’s common stock were forfeited, with a weighted average fair value per share of $1.95 at the date of grant, or a total fair value of $395,119.
4. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the three months ended March 31, 2010 and 2009, the Company incurred $15,641 and $49,950, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Notes Payable:
          Notes payable consists of the following:

	March 31,	December 31,
	2010	2009
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$—	$272,876

8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	428,411	578,938

8.45% notes payable, with combined monthly principal payments of $20,922 plus interest, due June 28, 2011, collateralized by equipment	233,520	374,375

7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	1,256,190	1,274,491

7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	—	290,905

7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	1,379,827	1,468,591

7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	136,118	161,260

7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	97,694	103,329

6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	153,465	165,455

5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	75,463	83,549

5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	—	503,379

	$3,760,688	$5,277,148

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	March 31,	December 31,
	2010	2009
Total from previous page	$3,760,688	$5,277,148

6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	108,954	119,849

6.80% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	528,850	548,414

6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	118,589	123,430

6.99% notes payable, with combined monthly principal payments of $4,778 plus interest, due December 29, 2013, collateralized by equipment	238,924	248,481

	4,756,005	6,317,322
Less: current portion	(4,756,005)	(6,317,322)

	$—	$—

          Following are maturities of long-term debt as of March 31, 2010 for each of the following years:

2011	$4,756,005
2012	—
2013	—
2014	—
2015	—
Subsequent to 2015	—

$4,756,005

          All of the Company’s notes were re-paid in full in connection with the completion of the Asset Sale on April 1, 2010. The Company was subject to certain covenant requirements in connection with its credit agreements and its lease agreements. Covenants pertaining to the lease agreements remain in force until the termination of those respective leases, however, the lessor under these lease agreements has agreed to waive all of the Company’s covenant requirements with its acceptance of the Company’s sublease to Skanon of the equipment secured under these lease agreements.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments:
          During the three months ended March 31, 2010, the Company extended its office lease in Las Vegas, Nevada. The extended lease expires June 30, 2010 and the lease payment is $9,738.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and that there is no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. During the quarter ended March 31, 2010, the Company was not involved in any material legal proceedings.
7. Loss per Share:
          The loss per share accounting guidance provides for the calculation of basic and diluted earnings loss per share. Basic loss per share includes no dilution and is computed by dividing earnings or losses available to common stockholders by the weighted average number of common shares outstanding for the period.
          Diluted earnings or losses per share reflect the potential dilution of securities that could share in the earnings or losses of an entity, as set forth below:

	Three months ended March 31,
	2010	2009
Weighted average common shares outstanding	3,809,500	3,809,500
Dilutive effect of:
Stock options and warrants	—	—

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500

          All dilutive common stock equivalents are reflected in our loss per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. For the three months ended March 31, 2010, the Company had a weighted average of outstanding options to purchase 416,904 shares of common stock at a range of $1.99 to $12.85 per share, which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.

RMX HOLDINGS, INC.
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
          The effective income tax rate of approximately 36%, respectively, for the three months ended March 31, 2010 and 2009, differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
          The Company has evaluated subsequent events through May 17, 2010, which is the date the financial statements were issued.
          As described in Note 2, on April 1, 2010, the Company completed the sale of substantially all of its assets constituting its ready-mix concrete business to Skanon for a purchase price of $9.75 million in cash, as contemplated by the Purchase Agreement, dated as of January 29, 2010 between the Company and Skanon. Skanon also assumed certain of the Company’s liabilities specified in the Purchase Agreement.
          On April 26, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”) indicating that the Company no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the Asset Sale, as previously reported by the Company on a Form 8-K filed on April 5, 2010, and that shares of the Company’s common stock are, therefore, subject to being delisted from the Exchange. The Company did not appeal the Staff Determination. The Exchange has notified the Company that if the Company did not appeal the Staff Determination, it would become final on April 30, 2010, and the Exchange will suspend trading of the Company’s common stock and submit an application to the Securities and Exchange Commission to strike the Company’s common stock from listing and registration on the Exchange in accordance with Section 12 of the Securities and Exchange Act of 1934 and the rules promulgated thereunder.

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
          These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and any changes thereto in Part II. Item 1A. “Risk Factors” of this Form 10-Q.
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
          Historically, we have been a producer of ready-mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. On April 1, 2010, we sold substantially all of our operating assets and liabilities as part of our efforts to maximize shareholder value. Our board of directors is continuing to evaluate our strategic alternatives and our next steps. We expect to make further public comment regarding next steps when our board of directors has approved a specific course of action or otherwise deems disclosure of significant developments is appropriate.
Overview
          As previously reported on a current report on Form 8-K filed on April 5, 2010, on April 1, 2010, we completed the sale of substantially all of our assets constituting our ready-mix concrete business to Skanon Investments, Inc. and certain acquisition entities designated by Skanon (together, “Skanon”) for a purchase price of $9.75 million in cash (the “Asset Sale”), as contemplated by that certain Asset Purchase Agreement, dated as of January 29, 2010 between us and Skanon (the “Purchase Agreement”). Skanon also assumed certain of the Company’s liabilities specified in the Purchase Agreement.
          As previously reported on a current report on Form 8-K filed on April 5, 2010, in connection with the Asset Sale, we and Skanon entered into a letter agreement dated April 1, 2010 (the “Letter Agreement”). Under the terms of the Letter Agreement, we and Skanon agreed to certain matters related to the Asset Sale including: (i) the procedures pursuant to which we will, on behalf of Skanon, auction certain equipment located in Moapa, Nevada as contemplated in Section 2.4 of the Purchase Agreement; (ii) the acquisition of our batch plant facility located near Las Vegas, Nevada by Skanon for $125,000 cash, paid to us on April 1, 2010, in lieu of Skanon’s assumption of our lease of this batch plant as contemplated in Section 2.3 of the Purchase Agreement; (iii) that the value of the income tax receivable referenced in Sections 2.1(f) and 2.2.9 of the Purchase Agreement payable to Buyer will equal, but not exceed, $1,107,000; and (iv) the sublease of a specified equipment lease to Skanon in lieu of an assignment of this equipment lease to Skanon as contemplated in Section 2.3 of the Purchase Agreement.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe our most critical accounting policies are the collectability of accounts receivable, the valuation of property and equipment, estimating income taxes, classification of leases and the valuation of stock-based compensation.
          We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at March 31, 2010 and December 31, 2009 amounted to $704,180 and $706,942, respectively. We determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. Should our estimate for the provision of bad debt not be sufficient to allow for the write off of future bad debt we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. Furthermore, if one or more major customers fail to pay us, it would significantly affect our current results as well as future estimates. We pursue our lien rights to minimize our exposure to delinquent accounts.
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
          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of March 31, 2010, we had total deferred tax assets of $2.4 million with no valuation allowance and total deferred tax liabilities of $0.4 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.

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
          We follow the authoritative guidance issued by FASB as it relates to the classification of leases. One factor when determining if a lease is an operating lease or a capital lease, is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. At the inception of our current operating lease agreements, we did not intend to take title of those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria for capitalization, the leases are classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
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
          Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 — Stock-Based Compensation in the accompanying Notes to the Financial Statements for a further discussion on stock-based compensation.
New Accounting Pronouncements
          With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended March 31, 2010, that are of significance, or potential significance, to us.
          In June 2009, the FASB issued authoritative guidance surrounding accounting for transfers of financial assets. This guidance removes the concept of a qualifying special-purpose entity arising from existing guidance determining accounting for transfers and servicing of financial assets and extinguishments of liabilities and removes the exception from additional existing guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance became effective for our fiscal year beginning January 1, 2010 and did not affect our financial position and results of operations.
          In June 2009, the FASB issued authoritative guidance changing how a reporting company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated. The guidance requires a number of new disclosures about a reporting company’s involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how that involvement affects the reporting company’s financial statements. This guidance became effective beginning January 1, 2010. As this guidance amends provisions surrounding the consolidation of reporting companies’ financial statements, its adoption did not affect our financial position and results of operations.
          In January 2010, the FASB issued authoritative guidance regarding assets and liabilities measured at fair value using significant unobservable inputs (Level 3 fair value measurements). This guidance requires separate disclosures about purchases, sales, issuances and settlements and will be effective for us in 2011. We do not expect the adoption of this guidance to have a material effect on our financial statements.
Results of Operations
          The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

	Three months ended
	March 31,
	2010		2009
(dollars in thousands)	(Unaudited)
Revenue	$4,082	99.8%	$8,699	99.9%
Related party revenue	7	0.2%	5	0.1%

Total revenue	4,089	100.0%	8,704	100.0%

Gross loss	(2,360)	-57.7%	(1,504)	-17.3%
General and administrative expenses	965	23.6%	942	10.8%
Loss from operations	(3,617)	-88.4%	(2,415)	-27.8%
Interest income	—	0.0%	6	0.1%
Interest expense	(24)	-0.6%	(25)	-0.3%
Other income	69	1.7%	60	1.0%
Income tax benefit	1,286	31.4%	855	9.8%

Net loss	$(2,286)	-55.9%	$(1,519)	-17.5%

Depreciation and amortization	$670	16.4%	$1,198	13.8%

Three months ended March 31, 2010 compared to three months ended March 31, 2009
          Revenue. Revenue decreased 53.0% to $4.1 million for the three months ended March 31, 2010, which we refer to as “Interim 2010,” from $8.7 million for the three months ended March 31, 2009, which we refer to as “Interim 2009.” The decreased revenue resulted primarily from a 46.3% decrease in the sale of cubic yards of concrete, which we refer to as “units,” aggravated by a 13.8% decrease in the average unit sales price. The decreased volume in interim 2010 was due to the continued decline in the housing market, which has negatively affected our residential concrete customers and has created an overall slowdown in the construction sector of our market. The overall demand for ready-mix concrete has decreased and the average number of ready-mix concrete providers has remained relatively the same in our market. The result of this intense market competition has been a decreased average unit sales price. We expect the intense level of competition in our market to continue until the market recovers from the current economic downturn or there is a decrease in the number of ready-mix providers in our market.
          We provide ready-mix concrete to related parties. Revenue from related parties for Interim 2010 was $7.5 thousand or .2% of total revenue, compared to $5.0 thousand or .1% of total revenue in Interim 2009. Location of the project, type of product needed and the availability of product and personnel are factors that we consider when quoting prices to our customers, including related parties. Based on that criteria, future sales to related parties could increase or decrease in any given year, but are not currently anticipated to be material.
          Gross Loss. Gross loss increased to $2.4 million in Interim 2010 from $1.5 million in Interim 2009 and the gross loss margin decreased to (57.7%) from (17.3%) in the respective periods. The decrease in the gross loss margin during Interim 2010 when compared to Interim 2009 was primarily due to reduced sales volume and reduced average selling price. Our fixed costs will continue to impact our gross profit and margin until our volume reaches an adequate and consistent level.
          Depreciation and Amortization. Depreciation and amortization expense decreased from $1.2 million for Interim 2009 to $0.7 million for Interim 2010. The primary reason for the decrease is that in connection with our impairment analysis in the fourth quarter of 2009, we reduced our depreciable basis which reduced the calculated depreciation expense going forward.
          General and Administrative Expenses. General and administrative expenses increased slightly to $.97 million for Interim 2010 from $.94 million for Interim 2009. The increase resulted primarily from incurring transaction expenses related to our Asset Sale.
          Interest Income and Expense. Interest income decreased to less than $1.0 thousand for Interim 2010 from $6.0 thousand for Interim 2009. The decrease in interest income was primarily due to declining interest rates earned and the decrease in the amount of our invested cash reserves. Interest expense decreased in Interim 2010 to $23.5 thousand compared to $24.6 thousand for Interim 2009. Interest expense associated with assets used to generate revenue is included in cost of revenue. Interest expense included in the cost of revenue during Interim 2010 was $.7 million compared to $.1 million for Interim 2009. The decrease in interest expense was related to the payoff of debt associated with equipment sold at auction.
          Income Taxes. The increase in the income tax benefit for Interim 2010 to $1.3 million compared to an income tax benefit of $.9 million for Interim 2009 was due to an increase in pre-tax losses in Interim 2010 when compared to Interim 2009. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Loss. The net loss was $2.3 million for Interim 2010 as compared to a net loss of $1.5 million for Interim 2009. The increase in net loss resulted from a decrease in our sales of units and the decrease in the average unit sales price as discussed above.
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
          Currently, with the completion of the Asset Sale, our immediate need for liquidity has been met. As part of the terms of the Asset Sale, our headquarters building was not included in the transaction. We paid off the mortgage loan as a part of the closing of the Asset Sale. Our parent company, Meadow Valley Parent Corp., remains as a tenant in the building and pays us rent that we anticipate will meet our liquidity needs to maintain the building over the next twelve months.
          Additionally, operating leases related to 15 mixer trucks were not assumed by Skanon in the Asset Sale. Currently, we are evaluating our options in the cancelation of these leases. We believe that there could be a net cash outflow of up to approximately $.2 million in their cancellation. There are also leases covering an additional 25 mixer trucks that were not assumed directly by Skanon, however, we agreed along with Skanon and the original lessor to sublease them to Skanon with substantially the same terms and conditions as the original leases. While we remain responsible for these leases, we do not anticipate the need for additional liquidity in connection with these leases during the next 12 months.
          With the completion of the Asset Sale, our board is continuing to evaluate strategic alternatives. The board is reviewing different options utilizing the proceeds generated from the Asset Sale to maximize shareholder value.

          The following table sets forth for the three months ended March 31, 2010 and 2009, certain items from the condensed statements of cash flows.

	Three months ended March 31,
	2010	2009
(dollars in thousands)	(Unaudited)
Cash flows provided by (used in) operating activities	$(1,200)	$177
Cash flows provided by investing activities	2,053	41
Cash flows used in financing activities	(1,569)	(891)
          Cash used in operating activities during Interim 2010 of $1.2 million represents a $1.4 million decrease from the amount provided by operating activities during Interim 2009. The decrease was primarily due to the decrease in accounts receivable and the increase in accounts payable. Net cash received from customers and cash paid to suppliers and employees decreased $1.4 million during Interim 2010 from Interim 2009.
          Cash provided by investing activities during Interim 2010 of $2.1 million represents a $2.0 million increase in cash flow from the amount provided by investing activities during Interim 2009. Increases in cash flows from investing activities during Interim 2010 were due to the proceeds received from the sale of equipment.
          Cash used in financing activities during Interim 2010 of $1.6 million represents a $.7 million increase from the amount used in financing activities during Interim 2009. Financing activities during Interim 2010 included the repayment of notes payable and amounts repaid to Meadow Valley Contractors, Inc. of $1.6 million. Financing activities during Interim 2009 included the repayment of notes payable and amounts repaid to Meadow Valley Contractors, Inc. of $.9 million.
Website Access
          Our website address is www.rmxholdings.com. On our website we make available, free of charge, our Annual Report on Form 10-K, our most recent quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 related to beneficial ownership of securities, our code of ethics and all amendments to those reports. We make such materials available as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information on our website is not incorporated into, and is not part of, this Form 10-Q.
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
          Currently, we do not have any financial instruments with floating interest rates and therefore, we do not believe that we have any exposure to interest rate risk.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 1A. Risk Factors
          In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. In fact recent events have arisen that lead us to add the following risk factor:
          NYSE Amex LLC has notified the Company that it will suspend trading of the Company’s common stock and submit an application to the SEC to strike the Company’s common stock from listing and registration because the Company no longer complies with the requirements for continued listing.
          On April 26, 2010, we received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”) indicating that we no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the Asset Sale, as previously reported by the Company on a Form 8-K filed on April 5, 2010, and that shares of the Company’s common stock are, therefore, subject to being delisted from the Exchange. We did not timely appeal the Staff Determination. The Exchange has notified the Company that if the Company did not appeal the Staff Determination, it would become final on April 30, 2010, and the Exchange will suspend trading of the Company’s common stock and submit an application to the Securities and Exchange Commission to strike the Company’s common stock from listing and registration on the Exchange in accordance with Section 12 of the Securities and Exchange Act of 1934 and the rules promulgated thereunder. When our common stock is delisted by the Exchange, the trading market for our common stock would likely be adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          As of March 31, 2010, we are not in compliance with our covenant requirements in our master loan and security agreement with our lenders. However on April 1, 2010 our debt with our lenders was re-paid in full in connection with the closing of the Asset Sale.

Item 4. (Removed and Reserved)
Item 5. Other Information
          None.
Item 6. Exhibits
(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RMX HOLDINGS, INC. (Registrant)
By	/s/ Bradley E. Larson
Bradley E. Larson
Chief Executive Officer (Principal Executive Officer) May 17, 2010

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) May 17, 2010