Form 10-Q
period 2010-06-30
RMX Holdings, Inc.
filed 2010-08-16
CIK 1317405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock as of August 10, 2010:
3,809,500 shares of Common Stock, $.001 par value per share

RMX HOLDINGS, INC.
INDEX
REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets — As of June 30, 2010 (Unaudited) and December 31, 2009	3

	Condensed Statements of Operations (Unaudited) — Six months and Three months ended June 30, 2010 and 2009 and Changes in Stockholders’ Equity (Unaudited)	4

	Condensed Statements of Cash Flows (Unaudited) — Six months ended June 30, 2010 and 2009	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

EX-31.1
EX-31.2
EX-32

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
RMX HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5,974,278	$1,045,667
Accounts receivable, net	173,944	3,047,204
Inventory	140,000	1,298,336
Prepaid expenses	26,232	770,763
Income tax receivable	2,236,771	1,876,341
Deferred tax asset	420,431	418,413

Total current assets	8,971,656	8,456,724
Property and equipment, net	2,087,104	12,536,014
Refundable deposits	—	79,037
Deferred tax assets	1,415,783	641,710

Total assets	$12,474,543	$21,713,485

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$39,476	$1,556,215
Accrued liabilities	1,317,397	725,963
Notes payable	—	6,317,322
Due to affiliate	—	7,289

Total liabilities	1,356,873	8,606,789

Commitments and contingencies
Stockholders’ equity:
Preferred stock — $.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock — $.001 par value; 15,000,000 shares authorized, 3,809,500 issued and outstanding	3,810	3,810
Additional paid-in capital	18,589,091	18,557,636
Accumulated deficit	(7,475,231)	(5,454,750)

Total stockholders’ equity	11,117,670	13,106,696

Total liabilities and stockholders’ equity	$12,474,543	$21,713,485

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS AND
CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Revenue	$4,082,245	$15,457,315	$—	$6,758,265
Revenue — related parties	7,481	6,383	—	1,331

Total revenue	4,089,726	15,463,698	—	6,759,596
Cost of revenue	6,676,095	18,884,040	226,586	8,676,153

Gross loss	(2,586,369)	(3,420,342)	(226,586)	(1,916,557)
General and administrative expenses	(1,313,683)	(1,769,207)	(348,373)	(826,830)
Gain on sale of assets	1,336,578	36,242	931,635	5,279
Lease minimum expense	(696,654)	—	—	—

Income (loss) from operations	(3,260,128)	(5,153,307)	356,676	(2,738,108)

Other income (expense):
Interest income	7,077	9,248	6,671	3,292
Interest expense	(27,948)	(51,846)	(4,417)	(27,277)
Other income	123,998	158,453	55,500	98,371

	103,127	115,855	57,754	74,386

Income (loss) before income taxes	(3,157,001)	(5,037,452)	414,430	(2,663,722)
Income tax provision (benefit)	(1,136,520)	(1,712,734)	149,195	(858,216)

Net income (loss)	$(2,020,481)	$(3,324,718)	$265,235	$(1,805,506)

Basic net income (loss) per common share	$(0.53)	$(0.87)	$0.07	$(0.47)

Diluted net income (loss) per common share	$(0.53)	$(0.87)	$0.07	$(0.47)

Basic weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

Diluted weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500

	Common Stock
	Number of		Additional
	Shares		Paid-in	Accumulated
	Outstanding	Amount	Capital	Deficit
Balance at January 1, 2010	3,809,500	$3,810	$18,557,636	$(5,454,750)
Stock based compensation expense	—	—	31,455	—
Net loss for the six months ended June 30, 2010	—	—	—	(2,020,481)

Balance at June 30, 2010	3,809,500	$3,810	$18,589,091	$(7,475,231)

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
Cash received from customers	$7,272,093	$18,858,142
Cash paid to suppliers and employees	(7,100,534)	(18,998,049)
Taxes paid	—	—
Taxes refunded	—	1,026,138
Interest received	7,077	9,248
Interest paid	(27,948)	(51,846)

Net cash provided by operating activities	150,688	843,633

Cash flows from investing activities:
Purchase of property and equipment	—	(11,372)
Proceeds received from sale of assets	9,333,411	—
Cash received from sale of equipment	1,769,123	88,872

Net cash provided by investing activities	11,102,534	77,500

Cash flows from financing activities:
Repayment of due to affiliate	(7,289)	(247,967)
Repayment of notes payable	(6,317,322)	(1,384,956)

Net cash used in financing activities	(6,324,611)	(1,632,923)

Net increase (decrease) in cash and cash equivalents	4,928,611	(711,790)
Cash and cash equivalents at beginning of period	1,045,667	4,204,280

Cash and cash equivalents at end of period	$5,974,278	$3,492,490

Reconciliation of net loss to net cash provided by operating activities:
Net loss	$(2,020,481)	$(3,324,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	682,954	2,332,892
Gain on sale of equipment	(120,690)	(36,242)
Gain on sale of assets	(1,215,888)	—
Deferred taxes, net	(776,091)	(741,368)
Stock-based compensation expense	31,455	108,575
Provision for doubtful accounts	(185,109)	(430,381)
Changes in operating assets and liabilities:
Accounts receivable	3,058,369	3,235,991
Prepaid expenses	744,531	(75,517)
Inventory	1,158,336	(231,175)
Income tax receivable	(360,430)	54,772
Refundable deposits	79,037	—
Accounts payable	(1,516,739)	(179,417)
Accrued liabilities	591,434	130,221

Net cash provided by operating activities	$150,688	$843,633

The accompanying notes are an integral part of these condensed financial statements.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates:
     Presentation of Interim Information:
          The condensed financial statements included herein have been prepared by RMX Holdings, Inc., f/k/a Ready Mix, Inc., (“we,” “us,” “our” or the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with our December 31, 2009 annual report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures, that are made are adequate to make the information presented not misleading. Further, the condensed financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2010, and the results of our operations and cash flows for the periods presented. The December 31, 2009 balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.
     Seasonal Variations:
          Interim results are subject to significant seasonal variations and the results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
     Revenue Recognition:
          We have recognized revenue on the sale of our concrete and aggregate products at the time of delivery and acceptance and only when all of the following have occurred:
•	The contract has been evidenced by the customers signature on the delivery ticket;

•	A price per unit has been determined; and

•	Collectability has been reasonably assured either by credit authorization of the customer or by COD terms.
          Large orders requiring multiple deliveries and spanning more than one day were invoiced daily for the deliveries on that day.
          Currently, we have no revenue generating activities and we are evaluating our strategic alternatives. As such, we will adjust our revenue recognition to reflect any changes in our operations.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies and Use of Estimates (Continued):
     Earnings (Loss) per Share:
          The earnings (loss) per share accounting guidance provides for the calculation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share includes no dilution and is computed by dividing earnings or losses available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings or losses of an entity. Dilutive securities are not included in the weighted average number of shares when inclusion would be anti-dilutive.
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
     Fair Value of Financial Instruments:
          The carrying amounts of financial instruments including cash, certain current maturities of long-term debt and accrued liabilities approximate fair value because of their short maturities or for debt based on borrowing rates currently available to the Company for loans with similar terms and maturities.
          The balance of due to affiliate as of June 30, 2010 and December 31, 2009, was $0 and $7,289, respectively. During the six months ended June 30, 2010 and 2009, no interest was paid as the balance due to or from affiliate was paid monthly. Each current month-end balance is repaid in the following month for expenditures incurred by the affiliate on behalf of the Company or sales made to the affiliate.
     Recent Accounting Pronouncements
          With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, that are of significance, or potential significance, to us.
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
          The Company has performed substantially all of its post closing obligations to Skanon in connection with the Asset Sale. The most significant remaining obligation to Skanon is that the portion of the Company’s income tax receivable due to Skanon as referred to above pursuant to the Letter Agreement will equal but not exceed $1,107,000. This amount is recorded as an accrued liability in the accompanying financial statements and this amount will be due to Skanon when the Company receives its income tax receivable. There are other remaining items of an immaterial nature that the Company is in process of completing.

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
          As of June 30, 2010, the Company has the following stock-based compensation plan:
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
          As of June 30, 2010, the Company had reserved 673,000 shares of its common stock for issuance under the 2005 Plan. Shares of common stock covered by an award granted under the 2005 Plan will not be counted as used unless and until they are actually issued and delivered to a participant. As of June 30, 2010, 389,750 shares were available for future grant under the 2005 Plan. The term of the stock options granted under the 2005 Plan is five years and they typically may be exercised after issuance as follows: 33.3% after one year of continuous service, 66.6% after two years of continuous service and 100% after three years of continuous service. The exercise price of each option is equal to the closing market price of the Company’s common stock on the date of grant. The board of directors has full discretion to modify these terms on a grant by grant basis.
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
          During the six months ended June 30, 2010, no options to purchase shares of the Company’s common stock were granted. The following table summarizes additional stock option activity during the six months ended June 30, 2010:

			Weighted Average
		Weighted Average	Remaining	Aggregate	Aggregate
		Exercise Price	Contractual	Fair	Intrinsic
	Shares	per Share	Term (1)	Value	Value (2)
Outstanding January 1, 2010	550,375	$7.67	2.08	$1,129,304
Granted	—	—		—
Exercised	—	—		—	—
Forfeited or expired	(267,125)	8.82		(466,714)

Outstanding June 30, 2010	283,250	$6.58	2.54	$662,590	$—

Exercisable June 30, 2010	214,582	$7.96	2.16	$581,602	$—

(1)	Remaining contractual term is presented in years.

(2)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock as of June 30, 2010, for those awards that have an exercise price currently below the closing price as of June 30, 2010. Awards with an exercise price above the closing price as of June 30, 2010 are considered to have no intrinsic value.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
3. Stock-Based Compensation (Continued):
          A summary of the status of the Company’s nonvested options as of June 30, 2010 and changes during the six months ended June 30, 2010 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested stock options at January 1, 2010	167,500	$1.15
Granted	—	—
Vested	(55,834)	1.15
Forfeited	(42,998)	1.11

Nonvested stock options at June 30, 2010	68,668	$1.18

          The following table summarizes various information regarding award grants, exercises and vested options to purchase the Company’s shares of common stock for the six months ended June 30, 2010 and 2009:

	2010	2009
Number of options to purchase shares granted	—	215,000
Weighted-average grant-date fair value	$—	$1.15

Number of options to purchase shares exercised	—	—
Aggregate intrinsic value of options exercised	$—	$—

Number of options to purchase shares vested	44,167	20,000
Aggregate fair value of options vested	$49,425	$22,200
          During the six months ended June 30, 2010 and 2009, the Company recognized compensation expense of $31,455 and $108,575, respectively, and a tax benefit of $2,017 and $17,073, respectively, related to grants of options to purchase shares of the Company’s common stock. As of June 30, 2010, there was $111,052 of total unrecognized compensation cost. That cost is expected to be recognized over the weighted average period of 1.75 years. During the six months ended June 30, 2010, options to purchase 267,125 shares of the Company’s common stock were forfeited, with a weighted average fair value per share of $1.75 at the date of grant, or a total fair value of $466,714.
4. Statement of Cash Flows:
     Non-Cash Investing and Financing Activities:
          The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments. These non-cash activities are as follows:
          During the six months ended June 30, 2010 and 2009, the Company incurred $31,455 and $108,575, respectively, in stock-based compensation expense associated with stock option grants to employees and directors.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Notes Payable:
          Notes payable consists of the following:

	June 30,	December 31,
	2010	2009
7.99% note payable, with monthly principal payments of $14,362 plus interest, due March 25, 2011, collateralized by equipment	$—	$272,876
8.14% note payable, with monthly principal payments of $30,470 plus interest, due March 28, 2011, collateralized by equipment	—	578,938
8.45% notes payable, with combined monthly principal payments of $20,922 plus interest, due June 28, 2011, collateralized by equipment	—	374,375
7.46% note payable, with a monthly payment of $13,867, due May 26, 2021, collateralized by a building and land	—	1,274,491
7.90% note payable, with monthly principal payments of $10,774 plus interest, due November 30, 2011, collateralized by equipment	—	290,905
7.13% note payable, with monthly principal payments of $34,966 plus interest, due February 28, 2013, collateralized by equipment	—	1,468,591
7.13% note payable, with monthly principal payments of $5,375 plus interest, due February 28, 2012, collateralized by equipment	—	161,260
7.35% note payable, with monthly principal payments of $2,793 plus interest, due September 28, 2012, collateralized by equipment	—	103,329
6.25% notes payable, with combined monthly principal payments of $5,705 plus interest, due January 28, 2012, collateralized by equipment	—	165,455
5.39% note payable, with monthly principal payments of $2,695 plus interest, due March 21, 2012, collateralized by equipment	—	83,549
5.65% note payable, with monthly principal payments of $11,440 plus interest, due April 18, 2013, collateralized by equipment	—	503,379

	$—	$5,277,148

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
5. Notes Payable (Continued):
          Notes payable consists of the following (Continued):

	June 30,	December 31,
	2010	2009
Total from previous page	$—	$5,277,148
6.25% note payable, with monthly principal payments of $5,448 plus interest, due June 26, 2011, collateralized by equipment	—	119,849
6.80% notes payable, with combined monthly principal payments of $9,782 plus interest, due June 26, 2013 and June 26, 2014, collateralized by equipment	—	548,414
6.99% note payable, with monthly principal payments of $2,420 plus interest, due November 30, 2013, collateralized by equipment	—	123,430
6.99% notes payable, with combined monthly principal payments of $4,778 plus interest, due December 29, 2013, collateralized by equipment	—	248,481

	—	6,317,322
Less: current portion	—	(6,317,322)

	$—	$—

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
6. Commitments:
          During the six months ended June 30, 2010, the Company extended its office lease in Las Vegas, Nevada. The extended lease expired June 30, 2010.
          The Company has agreed to indemnify its officers and directors for certain events or occurrences that may arise as a result of the officer or director serving in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has a directors and officers’ liability insurance policy that enables it to recover a portion of any future amounts paid up to $10 million. As a result of its insurance policy coverage and that there is no current or expected litigation against its officers and directors, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010.

RMX HOLDINGS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
6. Commitments (Continued):
          The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, customers, landlords, lenders and lessors. Under these provisions the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2010.
          The Company is, from time to time, involved in legal proceedings arising in the normal course of business. During the six months ended June 30, 2010, the Company was not involved in any material legal proceedings.
7. Earnings (Loss) per Share:
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
          Diluted earnings or losses per share reflect the potential dilution of securities that could share in the earnings or losses of an entity, as set forth below:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	3,809,500	3,809,500	3,809,500	3,809,500
Dilutive effect of:
Stock options and warrants	—	—	—	—

Weighted average common shares outstanding assuming dilution	3,809,500	3,809,500	3,809,500	3,809,500

          All dilutive common stock equivalents are reflected in our earnings (loss) per share calculations. Anti-dilutive common stock equivalents are not included in our loss per share calculations. For the six months ended June 30, 2010, the Company had a weighted average of outstanding options to purchase 378,739 shares of common stock at a range of $1.99 to $12.85 per share, which were not included in the loss per share calculation as they were anti-dilutive. In addition, the Company did not include warrants to purchase 116,250 shares of common stock at a price of $13.20 per share in the loss per share calculation as they were anti-dilutive.
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
          The effective income tax rate of approximately 36% and 34%, respectively, for the six months ended June 30, 2010 and 2009, differed from the statutory rate, due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
9. Subsequent Events:
          On August 5, 2010, the Company announced that its board of directors declared a special cash dividend of $1.32 per share of common stock payable on August 23, 2010 to shareholders of record on August 16, 2010.
          On August 12, 2010, the Company announced that effective as of August 12, 2010, the Company’s common stock will be traded on the over-the-counter securities market under the trading symbol RDMX. Information regarding the listing of the Company’s common stock on the over-the-counter securities market can be found at www.otcmarkets.com/stock/RDMX/quote.

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
          Historically, we have been a producer of ready-mix concrete in the Las Vegas, Nevada and Phoenix, Arizona metropolitan areas. On April 1, 2010, we sold substantially all of our operating assets and liabilities as part of our efforts to maximize shareholder value. Our board of directors is evaluating our strategic alternatives and our next steps. In that effort, our board of directors declared a $1.32 per share dividend payable on August 23, 2010 to all shareholders of record as of August 16, 2010. We expect to make further public comment regarding next steps when our board of directors approves additional actions or otherwise deems disclosure of significant developments is appropriate.
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
          We have performed substantially all of our post closing obligations to Skanon in connection with the Asset Sale. The most significant remaining obligation to Skanon, is that the portion of our income tax receivable due to Skanon, as referred to above pursuant to the Letter Agreement will equal but not exceed $1,107,000. This amount is recorded as an accrued liability in the accompanying financial statements and this amount will be due to Skanon when we receive our income tax receivable. There are other remaining items of an immaterial nature that we are in process of completing.
Critical Accounting Policies, Estimates and Judgments
          Significant accounting policies are described in the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. We believe our most critical accounting policies are the collectability of accounts receivable, the valuation of property and equipment, estimating income taxes, classification of leases and the valuation of stock-based compensation as it relates to our operations prior to the Asset Sale. The following critical accounting policies, estimates and judgments are specific to our prior operations and generally are applicable to our critical accounting policies, estimates and judgments now without revenue generating operations. We will update and adjust our critical accounting policies, estimates and judgments as changes in our operations occur.
          We are required to estimate the collectability of our accounts receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and the related aging of the past due balances. Our provision for bad debt at June 30, 2010 and December 31, 2009 amounted to $521,833 and $706,942, respectively. Typically, we determine our reserve by using percentages, derived from our collection history, applied to certain types of revenue generated, as well as a review of the individual accounts outstanding. Should our estimate for the provision of bad debt not be sufficient to allow for the write off of future bad debt we will incur additional bad debt expense, thereby reducing net income in a future period. If, on the other hand, we determine in the future that we have over estimated our provision for bad debt we will reduce bad debt expense, thereby increasing net income in a future period. We pursue our lien rights to minimize our exposure to delinquent accounts.
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

          We are required to estimate our income taxes in each jurisdiction in which we operate. This process requires us to estimate the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities on our balance sheets. We must calculate the blended tax rate, combining all applicable tax jurisdictions, which can vary over time as a result of the allocation of taxable income between the tax jurisdictions and the changes in tax rates. We must also assess the likelihood that the deferred tax assets, if any, will be recovered from future taxable income and, to the extent recovery is not likely, must establish a valuation allowance. As of June 30, 2010, we had total deferred tax assets of $2.2 million with no valuation allowance and total deferred tax liabilities of $0.4 million. The deferred tax asset does not contain a valuation allowance as we believe we will be able to utilize the deferred tax asset through future taxable income.
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
          We follow the authoritative guidance issued by FASB as it relates to the classification of leases. One factor when determining if a lease is an operating lease or a capital lease, is the intention from the inception of the lease regarding the final ownership, or transfer of title, of the asset to be leased. At the inception of our current operating lease agreements, we did not intend to take title of those vehicles at the conclusion of the leases. Therefore, we did not request transfer of ownership provisions at the conclusion of the leases such as bargain purchase options or direct transfers of ownership. Since we do not intend to take ownership at the conclusion of the leases and we do not meet the remaining criteria for capitalization, the leases were classified as operating leases. If we had desired at the inception of the leases to have the ownership transferred to us at the conclusion of the leases, we would have classified those leases as capital leases and would have recorded the ready-mix trucks as assets on our balance sheet as well as recording the liability as capital lease obligations. We believe that the lease expense under the operating lease classification approximates the depreciation expense which would have been incurred if the leases had been classified as capital leases.
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
New Accounting Pronouncements
          With the exceptions of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter ended June 30, 2010, that are of significance, or potential significance, to us.

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
Results of Operations
          This analysis does not retroactively take into account the Asset Sale that occurred in April 2010. The Company expects to experience a significant decrease in both revenue and operating expenses as a result of the Asset Sale. The following table sets forth certain items derived from our Condensed Statements of Operations for the periods indicated and the corresponding percentage of total revenue for each item:

(dollars in thousands)	Six months ended				Three months ended
	June 30,				June 30,
	2010		2009		2010		2009
	(Unaudited)				(Unaudited)
Revenue	$4,082	99.9%	$15,457	99.9%	$—	0.0%	$6,758	99.9%
Related party revenue	7	0.1%	7	0.1%	—	0.0%	2	0.1%

Total revenue	4,089	100.0%	15,464	100.0%	—	0.0%	6,760	100.0%

Gross loss	(2,586)	-63.2%	(3,420)	-22.1%	(227)	0.0%	(1,917)	-28.4%
General and administrative expenses	1,314	32.1%	1,769	11.4%	348	0.0%	827	12.2%
Gain on sale of fixed assets	1,337	32.7%	36	0.2%	932	0.0%	5	0.1%

Income (loss) from operations	(3,260)	-79.7%	(5,153)	-33.3%	357	0.0%	(2,738)	-40.5%
Interest income	7	0.2%	9	0.1%	7	0.0%	3	0.1%
Interest expense	(28)	-0.7%	(52)	-0.3%	(4)	0.0%	(27)	-0.4%
Income tax provision (benefit)	(1,137)	-27.8%	(1,713)	11.1%	149	0.0%	(858)	12.7%

Net income (loss)	$(2,020)	-49.4%	$(3,325)	-21.5%	$265	0.0%	$(1,806)	-26.7%

Depreciation and amortization	$683	16.7%	$2,333	15.1%	$13	0.0%	$1,135	16.8%

Six months ended June 30, 2010 compared to six months ended June 30, 2009
          Revenue. Revenue decreased 73.6% to $4.1 million for the six months ended June 30, 2010, which we refer to as “interim 2010,” from $15.5 million for the six months ended June 30, 2009, which we refer to as “interim 2009.” The decreased revenue resulted primarily from no operating activity for the three months ended June 30, 2010 due to the Asset Sale that occurred in April 2010.
          Gross Loss. Gross loss decreased to ($2.6) million in interim 2010 from ($3.4) million in interim 2009 and the gross profit margin decreased to (63.2%) from (22.1%) in the respective periods. The decrease in the gross profit margin during interim 2010 when compared to interim 2009 was primarily due to the lack of revenues resulting from no operating activity for the three months ended June 30, 2010 due to the Asset Sale that occurred in April 2010.
          Depreciation and Amortization. Depreciation and amortization expense decreased to $0.7 million in interim 2010 from $2.3 million for interim 2009. The decreased depreciation and amortization expense resulted primarily from no operating activity for the three months ended June 30, 2010 due to the Asset Sale that occurred in April 2010.
          General and Administrative Expenses. General and administrative expenses decreased to $1.3 million for interim 2010 from $1.8 million for interim 2009. The $.5 million decrease resulted primarily from no operating activity for the three months ended June 30, 2010 due to the Asset Sale that occurred in April 2010.
          Interest Income and Expense. Interest income decreased to $7.1 thousand for interim 2010 from $9.2 thousand for interim 2009. Interest income remained relatively flat over the respective periods. Interest expense decreased in interim 2010 to $27.9 thousand compared to $51.8 thousand for interim 2009. The decrease in interest expense was related to the payoff of debt associated with the Asset Sale that occurred in April 2010.
          Income Taxes. The decrease in the income tax benefit for interim 2010 of $1.1 million compared to an income tax benefit of $1.7 million for interim 2009 was due to a decrease in pre-tax losses in interim 2010 when compared to interim 2009. The difference between the effective tax rate and the statutory rate was due primarily to state income taxes and non-deductible stock-based compensation expense associated with employee incentive stock options.
          Net Loss. The net loss was ($2.0) million for interim 2010 as compared to a net loss of ($3.3) million for interim 2009. The net loss for interim 2010 was impacted by the Asset Sale that occurred on April 1, 2010.
Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009
          Our Asset Sale closed on April 1, 2010. Therefore, we did not have any operational activity for the three months ended June 30, 2010, “2nd quarter 2010.” We did incur cost of revenue costs which were solely related mixer truck lease costs on mixers that were not included in the Asset Sale and were sold at auction. We did incur general and administrative costs that related to working through post closing items and public company costs.
          We earned interest income of $6.7 thousand during 2nd quarter 2010, which was an increase of $3.4 thousand over the same respective period last year due to the increased cash balances resulting from the Asset Sale.
          We incurred $4.4 thousand in interest expense during 2nd quarter 2010, which was a decrease of $22.9 thousand over the same respective period last year due to debt payoff associated with the Asset Sale.
          Overall, the 2nd quarter 2010 had net income of $0.3 million due to the gain on the sale of fixed assets realized in the Asset Sale.
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
          Additionally, operating leases related to 25 mixer trucks that were not assumed directly by Skanon, we and the original lessor agreed to sublease them to Skanon with substantially the same terms and conditions as the original leases. While we remain responsible for these leases, we do not anticipate the need for additional liquidity in connection with these leases during the next 12 months.
          With the completion of the Asset Sale, our board of directors continues to evaluate strategic alternatives. As a part of this evaluation, our board of directors declared a dividend payable of $1.32 per share of common stock payable on August 23, 2010 to all shareholders of record as of August 16, 2010. The board continues to review further options utilizing the proceeds generated from the Asset Sale and the Company’s remaining assets to maximize shareholder value.
          The following table sets forth for the six months ended June 30, 2010 and 2009, certain items from the condensed statements of cash flows.

(dollars in thousands)	Six months ended June 30,
	2010	2009
	(Unaudited)
Cash flows provided by operating activities	$151	$844
Cash flows provided by investing activities	11,103	78
Cash flows used in financing activities	(6,325)	(1,633)
          Cash provided by operating activities during Interim 2010 of $0.2 million represents a $0.7 million decrease from the amount provided by operating activities during Interim 2009. The decrease was primarily due to the collection of the income tax receivable in Interim 2009.
          Cash provided by investing activities during Interim 2010 of $11.1 million represents a $11.0 million increase in cash flow from the amount provided by investing activities during Interim 2009. Increases in cash flows from investing activities during Interim 2010 were due to the proceeds received from the Asset Sale.
          Cash used in financing activities during Interim 2010 of $6.3 million represents a $4.7 million increase from the amount used in financing activities during Interim 2009. Financing activities during Interim 2010 included the repayment of all notes payable outstanding pursuant to the Asset Sale.
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
          On August 12, 2010, NYSE Amex LLC removed the Company’s common stock from listing and registration because the Company no longer complies with the requirements for continued listing.
          On April 26, 2010, we received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”) indicating that we no longer complied with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the Asset Sale, as previously reported by the Company on a Form 8-K filed on April 5, 2010, and that shares of the Company’s common stock were, therefore, subject to being delisted from the Exchange. We did not timely appeal the Staff Determination. On August 12, 2010, the Exchange suspended trading of the Company’s common stock and removed the Company’s common stock from listing and registration on the Exchange in accordance with Section 12 of the Securities and Exchange Act of 1934 and the rules promulgated thereunder. Effective August 12, 2010, the Company’s common stock is traded on the over-the-counter securities market under the trading symbol RDMX. Because our common stock is not traded on an established exchange, the trading market for our common stock will likely be adversely affected.
          Payment of the special dividend of $1.32 per share will likely impact the value of our common stock because we no longer have on-going business operations.
          On August 6, 2010, we announced that our board of directors had approved the payment of a special dividend of $1.32 per share to all shareholders of record as of August 16, 2010. The special dividend will be paid on August 23, 2010. Any shares of our common stock acquired after the record date of August 16, 2010 will not receive the special dividend and as a result, the value of our common stock will likely be adversely impacted by the payment of the special dividend because we no longer have on-going business operations.
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
Chief Executive Officer (Principal Executive Officer) August 16, 2010

By	/s/ David D. Doty
David D. Doty
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer) August 16, 2010